Form 10QSB
period 2006-05-31
Thrust Energy Corp.
filed 2006-07-12
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-106291

                               THRUST ENERGY CORP.
             (Exact Name of Registrant as Specified in its Charter)

                       NEVADA                                 20-3373669
           (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)            Identification number)

807-1050 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA           V6Z 2S3
      (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (604) 319-0488

           Securities registered under Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

As of May 31, 2006, the Issuer had 10,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheet
May 31, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------

                                                                     May 31   August 31
                                                                       2006        2005
----------------------------------------------------------------------------------------
                                                                              (Audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents                                          $  2,058   $  12,864
Prepaid expenses                                                      2,500           -
----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                               $  4,558   $  12,864

Unproved oil & gas property                                          13,894      13,894

TOTAL ASSETS                                                       $ 18,452   $  26,758
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                           $  8,081   $   3,037
----------------------------------------------------------------------------------------

Total current liabilities                                             8,081       3,037

CONVERTIBLE DEBENTURE - RELATED PARTY                                25,000      25,000
----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    33,081      28,037
----------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
SHARE CAPITAL
Authorized:
5,000,000 preferred shares with a par value of $0.0001 per share
Issued and outstanding:  Nil                                              -           -
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  10,000,000 common shares                       500         500

ADDITIONAL PAID-IN CAPITAL                                              583          21

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                  (15,712)     (1,800)
----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             (14,629)     (1,279)
----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)            $ 18,452   $  26,758
========================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficiency)
For the period from September 15, 2004 (inception) to May 31, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                             accumulated           Total
                                                                                 Additional       during   stockholders'
                                           Preferred Stock       Common Stock       paid-in  exploration          equity
                                            Share  Amount       Shares  Amount      capital        stage    (deficiency)
------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share                -  $    -   10,000,000  $  500   $        -  $         -   $        500

Imputed interest from a shareholder             -       -            -       -           21            -             21

Loss and comprehensive loss for the period      -       -            -       -            -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                        -  $    -   10,000,000  $  500   $       21  $    (1,800)  $     (1,279)
------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder             -       -            -       -          562            -            562

Loss and comprehensive loss for the period      -       -            -       -            -      (13,912)       (13,912)
------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2006                           -  $    -   10,000,000  $  500   $      583  $   (15,712)  $    (14,629)
========================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004     Three months ended      Nine months ended
                                                          (inception) to            May 31                 May 31
                                                            May 31, 2006          2006   2005           2006    2005
----------------------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                          $              100   $         -   $  -    $        64    $  -
Legal                                                              5,983             -      -          5,983       -
Filing fees                                                        2,092             -      -            349       -
Accounting fees                                                    6,954         2,193      -          6,954       -
Interest                                                             583           188      -            562       -
----------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   (15,712)       (2,381)     -        (13,912)      -
----------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $          (15,712)  $    (2,381)  $  -    $   (13,912)   $  -
======================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                           $     (0.00)  $  -    $     (0.00)   $  -
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                         10,000,000      -     10,000,000       -
======================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------
                                                            Cumulative from
                                                         September 15, 2004      Nine months ended
                                                             (inception) to           May 31
                                                               May 31, 2006         2006   2005
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss)                                               $          (15,712)   $ (13,912)  $  -

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
- imputed interest                                                      583          562      -
Changes in operating assets and liabilities
- oil and gas property lease                                        (13,894)           -      -
- (increase) in prepaid expenses                                     (2,500)      (2,500)
- increase in accounts payable and accrued liabilities                8,081        5,044      -
--------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                               (23,442)     (10,806)     -
--------------------------------------------------------------------------------------------------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                            -            -      -
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds received on convertible debenture                           25,000            -      -
Proceeds from issuance of common stock                                  500            -      -
--------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            25,500            -      -
--------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                           2,058      (10,806)     -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            -       12,864      -
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $            2,058    $   2,058   $  -
==================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Thrust Energy Corp. is engaged in the exploration, exploitation, development and production of oil and gas projects within North America. We incorporated in the state of Nevada on September 15, 2004. Our principal offices are in Vancouver, British Columbia, Canada. Our fiscal year end is August 31, 2005.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of May 31, 2006, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2006, we had no cash equivalents.

Use  of  Estimates

Accounting principles generally accepted in the United States of America require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of May 31, 2006, we had no balance in a bank beyond insured limits.

Fair  Value  of  Financial  Instruments

The carrying amount of our financial instruments, which includes cash and cash equivalents, accounts payable and accrued liabilities, and convertible debentures, approximate their fair value due to the short period to maturity of these instruments.

Revenue  Recognition

We record revenue when title passes, delivery occurs to our customers and the customer assumes the risks and rewards of ownership, when the price is fixed and determinable, and when collectibility is reasonably assured.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Income  Tax

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets when we consider realization of such assets to be less likely than not.

Net  Loss  per  Common  Share

We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended May 31, 2006 our only component of comprehensive income or loss was the net loss reported in the operations statement.

Foreign  Currency  Translation

We maintain our accounting records in U.S. Dollars. At the transaction date, each asset, liability, revenue and expense involves foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Our currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

Oil  and  Gas  Activity

We follow the successful-efforts method of accounting for oil and gas property. Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive.

We expense as incurred geological and geophysical cost and the cost of carrying and retaining unproved property. We will provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we will apply the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost.

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-Based  Compensation

The Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the period ended May 31, 2006.

Recent  Accounting  Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption will have no impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

NOTE  3  -  OIL  AND  GAS  PROPERTY

La  Vaca  Prospect

By an Oil, Gas and Mineral Lease Agreement ("Lease Agreement") dated July 31, 2005, we were granted the exclusive right of exploring, drilling, mining and operating for, producing and owning oil, gas, sulfur and all other minerals on a
346.16 undeveloped acres of land located in the county of Jim Wells, Texas, USA for a term of five years by the payment of $10,000. We capitalized the amount for the acquisition of the Lease Agreement and the related acquisition costs (legal and broker fees) for a total of $13,894.

Pursuant to the Lease Agreement, we are required to commence our operations on the above said land before the first anniversary date or tender the sum of $1,730.75 as the delay rental to cover the privilege of deferring operations for one year from said date. The Lease Agreement is subject to a royalty payment equal to one-fourth (1/4) of the gross proceeds of sale of all oil and/or gas and saved in any combination from the leased premises as further set out in the Lease Agreement. Further, the Lease Agreement is also subject to a minimum guaranteed royalty in the event of production, which will be in a sum not less than the annual delay rental, or Twenty Five Dollars ($25.00) per acre, whichever is greater, multiplied by the number of acres allocated to proration unit(s), as set out in the Lease Agreement, for producing well(s) located on or pooled with the leased premises.

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising for the frequently ambiguous conveyancing history characteristic of many mining properties. The company relied on the judgment of oil and gas lease brokers or landmen who perform the filed work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. The Company cannot give any assurance that title to such mineral interest will not be challenged or impugned and cannot be certain that it will have valid title to its leased mining properties.

NOTE 4 - CONVERTIBLE DEBENTURE

On August 22, 2005, we issued a convertible debenture to our principal shareholder and a director in the amount of $25,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. We charged imputed interest at 3.0% per annum and recorded a total of $188 and $562 to the additional paid-in capital for the three and nine month periods, respectively, ended May 31, 2006.

We did not incur beneficial conversion charges because the conversion price is greater than the fair value of our equity.

NOTE 5 - PREFERRED AND COMMON STOCK

We have 5,000,000 shares of preferred stock authorized and none issued.

We have 100,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

On November 30, 2005, we effected a 2 for 1 forward split of our issued and outstanding shares of common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

(a) Included in accounts payable, an amount of $2,092 is due to one of our directors for expenses paid on our behalf.

(b)     See Note 4.

NOTE 7 - CONTINGENCIES AND COMMITMENTS

Due to the nature of practice in the oil and gas industry and pursuant to the Lease Agreement (Note 3), the title of said land is not warranted either expressed or implied by the lessor. Further, we are required to make a minimum guaranteed royalty of $1,730.75 per annum for the duration of the lease term.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     We are an exploration stage oil and gas company that has not begun operations. We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. To date, we have only acquired a 100% working interest, and a corresponding 75% net revenue interest in a single property comprised of 346.16 undeveloped acres in Jim Wells County, Texas, that has not been explored to determine if it contains producible oil or natural gas. Our capital has been obtained via issuance of common stock and shareholder loans.

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and is ongoing. As of May 31, 2006, we have not sold any of the offered shares.

As of May 31, 2006, we had total assets of $18,452 comprised of $2,058 in cash, $2,500 in prepaid expenses and $13,894 in unproved oil and gas property. This reflects a decrease of $8,306 of the value of our total assets from $26,758 on August 31, 2005.

As of May 31, 2006, our total liabilities increased to $33,081 from $28,037 as of August 31, 2005. The decrease was due entirely to an increase in current liabilities, primarily arising from legal and accounting fees.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next two months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $2,381 for the quarter ending May 31, 2006, due primarily to accounting fees. This was a decrease from the operating loss of $5,514 for the preceding quarter.

ITEM  3.     CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.

Our Chief Executive Officer, who is also our Chief Financial Officer, has, within 90 days of the filing date of this report, evaluated our internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company's Chief Executive Officer and Chief Financial Officer concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes  in  Internal  Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

At  present,  our  common  stock  is  not  traded  publicly.

As of May 31, 2006, there were 2 owners of record of the Company's common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and is ongoing. As of May 31, 2006, we have not sold any of the offered shares.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)     EXHIBIT  DESCRIPTION

        31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.1     Officers' Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THRUST ENERGY CORP.


Date: July 7, 2006            /s/ Thomas Mills
                              Thomas E. Mills
                              President & Chief Financial Officer