Form 10KSB
period 2006-08-31
Thrust Energy Corp.
filed 2006-11-06
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2006

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-130922

                               THRUST ENERGY CORP.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   20-3373669
                    (I.R.S. Employer Identification number)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer had no revenue for the fiscal year ended August 31, 2006.

As of August 31, 2006, the Issuer had 10,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms "we", "us", "our", "Company", and "Thrust" means Thrust Energy Corp., unless otherwise indicated.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

We were incorporated in the State of Nevada on September 15, 2004. Our office is located at 807-1050 Burrard Street, Vancouver, British Columbia, Canada V6Z 2S3. We have no subsidiaries. Our telephone number is (604) 319-0488. Our facsimile number is (604) 687-3253. Our President, Thomas Mills, provides this office space on a rent-free basis.

On November 30, 2005, we effected a 2 for 1 forward split of our issued and outstanding shares of common stock. As a result of the stock split, our issued and outstanding common stock increased from 5,000,000 shares to 10,000,000 shares.

BUSINESS

We are an exploration stage oil and gas company. Since our business requires significant capital and we have limited assets and resources, we will initially participate in the oil and gas industry by acquiring undivided working interests in small oil and gas exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. There can be no assurance that we will be successful in our exploration and investment activities. A "working interest" is an interest in a well that bears the drilling and operating expenses thereof. A "non-operating interest" is a working interest for which the owner does not operate the well.

Our management is not experienced in the oil and gas industry. We will therefore rely on consultants to identify, evaluate and structure suitable oil and gas acquisition opportunities. We have not sought out or talked to any geologist, geoscientist or engineer qualified to provide such services. With the assistance of consultants and, to a lesser extent, unsolicited submissions, we intend to evaluate potential acquisitions of oil and gas interests in the United States and Canada that may become available on acceptable terms and that have the potential to provide us with production revenue and reserves.

We will rely on third parties for outsourced drilling and exploration services as appropriate. By outsourcing an appropriate level of the capital-intensive aspects of our business, we expect to achieve significant cost savings and operational efficiencies. We believe that our business model will permit us to maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts, and capitalize on the experience of our consultants.

To date, we have chosen to focus our acquisition and exploration activities in the State of Texas. This region is characterized by potentially long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and limited federal land or land access impediments. We will, however, consider any prospective oil and gas projects located in the United States and Canada that we believe may yield commercially producible amounts of oil or gas.

We have not earned any revenue since our inception and presently have negative cash flow. Over the next 12 months of operations, we will focus our efforts upon acquiring non-operating interests in projects that are already producing oil or natural gas, and thereby generate positive cash flow to fund operations and re-investment in other oil and gas projects. We also intend to acquire non-operating interests in exploration projects, but these investments have a higher risk and are less likely to generate revenue.

We currently have no reserves of oil or gas and no production. Our assets are presently limited to cash and the La Vaca Prospect, a single oil and gas lease covering 346.16 undeveloped acres in Jim Wells County, Texas, that provides us with a 100% working interest, and a corresponding 75% net revenue interest. A "working interest" refers to the rights granted to the lessee of a property to explore for, and produce and own, oil, gas, or other minerals. The "net revenue interest" is the working interest less, any leasehold royalty interests held by third parties. "Undeveloped acreage" is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves. We also intend to purchase undivided working interests in other oil and gas exploration properties throughout the United States and Canada.

STRATEGY

We will regularly review exploration opportunities generated by our management and consultants. We will generally seek to acquire and explore properties that are located in regions having established production history and infrastructure, or current production levels with proven and potential reserve upside opportunities. In some cases, we may acquire higher risk undeveloped acreage based on available information suggesting the potential for commercially producible reserves and a favorable risk-based economic evaluation of production and price scenarios.

Our selection of exploration properties will be based primarily on available information gathered from historical records and drill logs, geologic and engineering data, surrounding production from similar wells and ease of access. The cost of obtaining such information will be unique to each property we may acquire in the future and cannot presently be estimated. Due to the expense of 3-D seismic data we do not intend to obtain such information with respect to the La Vaca Prospect or any property we acquire over the next 12 months. 3-D seismic is the method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. A 3-D seismic survey allows for a more detailed understanding of the subsurface than does a 2-D seismic survey and contributes significantly to field appraisal, exploitation and production. Without a 3-D seismic survey it is much more likely that our drilling efforts will be unsuccessful.

Prior to any acquisition, we intend to perform a review of the subject property generally consistent with industry practices. Such a review, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the property to assess fully its deficiencies or potential value. Inspections of the property may not be practicable and existing problems may not be observable even in those cases where an inspection is undertaken. We may assume existing liabilities, including environmental liabilities, upon such an acquisition and would likely acquire interests in such a property on an "as is" basis.

Due to our limited assets and resources, we will be circumscribed in the type and quality of properties that we will be able to acquire. This may result in us being able to acquire only small leaseholds in areas with proven producing horizons (geological formations with a history of oil or gas production), or leaseholds in higher risk properties. We may also be required to enter into various forms of joint arrangements with unrelated companies, whereby the parties agree to share the costs of exploration, as well as the costs of and any revenue from a discovery. Such arrangements do not always equate the proportion of expenditures undertaken by a party with the share of revenue to be received by such party. There can be no assurance that we will be able to find acceptable properties for exploration, or if we do, that we will be successful in locating commercially producible reserves of oil or gas.

When we acquire a working interest in an exploration property we will assess the potential reserves of oil and gas, future oil and gas prices, operating costs, potential environmental liability, and other risks and factors beyond our control. Such an assessment is necessarily inexact and its accuracy is inherently uncertain. Based on this assessment we will determine the degree to which we will participate in exploration drilling. We plan to finance any such participation from available capital. But, when available capital is insufficient, we plan to finance our participation through the issuance of debt instruments and the sale of our stock. We do not presently have sufficient capital to perform any exploration and there can be no assurance that we ever will.

In  the  right  circumstances,  we  will  assume the entire risk of exploration.
Alternatively, we may determine that it will be more beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells. In such cases, we may retain a carried working interest or a reversionary interest, or we may be required to finance all or a portion of our proportional interest in the prospect. Although this approach will reduce our potential return should the drilling operations prove successful, it will also reduce our risk and financial commitment to a particular prospect. A "carried working interest" is an oil or gas interest that has no obligation for operating costs, which are instead borne by the owner or owners of the remaining interest in the property. A "reversionary interest" is a fractional interest reserved by the owner of a whole interest when the balance of the whole interest is transferred to another party.

As is customary in the oil and gas industry, we will conduct a preliminary title examination at the time that we acquire an exploration property. We will rely upon the brokers of each property to conduct the title examination. We will engage an attorney to provide a title opinion on any property having an acquisition cost of more than $100,000 prior to acquiring it. Similarly, before we commit to spending $100,000 on the exploration of an property we acquire, such as for drilling operations, if we have not already obtained a title opinion on the property we will engage an attorney to do so. We will perform necessary curative work with respect to any significant defects in title prior to proceeding with operations.

We also plan to evaluate and pursue from time-to-time opportunities to acquire non-operating interests in both producing and exploratory oil and gas projects with a view towards generating revenue and a significant reserve base. This approach will allow us to diversify into a larger number of prospects at a lower cost per prospect. There can be no assurance, however, that such non-operating interests will be available to us on acceptable terms.

CURRENT  PROJECTS

To date we have acquired from independent third parties a 100% working interest, and a corresponding 75% net revenue interest in the "La Vaca Prospect", an oil and gas lease covering 346.16 undeveloped acres located 6.3 miles south-west of the City of Alice, in Jim Wells County, Texas. The north line is approximately
2.6 miles south of State Highway 44 between the cities of San Diego and Alice, Texas, while the west line is approximately 1.3 miles east of State Highway 625. The La Vaca Prospect is currently our only oil and gas exploration property.

Our working interest gives us the exclusive right to explore for and exploit any oil, gas or other minerals on the La Vaca Prospect. It is subject to a 25% leasehold royalty, which means that we must pay the equivalent of 25% of any revenue from the La Vaca Property to the leasor. The remaining 75% of our working interest is our net revenue interest.

  MAP OF JIM WELLS COUNTY, TEXAS, SHOWING THE LOCATION OF THE LA VACA PROSPECT.



                                [GRAPHIC OMITED]



We plan to drill a vertical test well on the La Vaca Prospect in order to ascertain whether it possesses commercially exploitable reserves of oil or gas. There can be no assurance that commercially exploitable reserves exist on the La Vaca Prospect until a test well is drilled on it. We are not aware of any previous wells being drilled on the La Vaca Prospect. The cost of drilling and completing the test well will be approximately $500,000 based upon estimates obtained from third-party service providers. However, the actual costs of such operations may be more or less than this estimate. If actual costs of operations exceed our estimate to any significant degree, we may require additional funding to drill and complete our exploratory test well.

We require additional financing to obtain a title opinion on the La Vaca Prospect, or engage a qualified consultant to prepare an exploration plan, or to drill an exploratory test well on the La Vaca Prospect. We intend to seek such financing through the issuance of debt instruments and the sale of our stock, but we cannot give any assurance that we will be able to obtain additional funding on commercially acceptable terms when it is required. If we are unable to obtain necessary funding when it is required or if we decide to share the exploration risk, we may agree to assign all or part of our interest in the La Vaca Prospect to an operator that will assume the obligation of drilling the test well.

In order to proceed with the drilling of a test well on the La Vaca Prospect we will need to hire an experienced independent contractor to oversee the process. The independent contractor will be responsible for hiring all of the drill crew personnel and overseeing operations. We estimate that it will take three to six months in order to mobilize the drill crew, complete drilling and complete the well. We have not made any arrangements with an independent contractor and we do not intend to do so until we have obtained an exploration plan.

We do not intend to undertake 3-D seismic with respect to the La Vaca Prospect. We will be relying on computer modeling of available 2-D seismic data to determine the best location for our test well. With the aid of advanced computer technology, we will be able to generate much more detailed maps more quickly than by relying on traditional 2-D seismic analysis. In addition, with 2-D computer assisted exploration it is possible to use color graphic displays generated by a computer to highlight geologic features that may not be apparent using traditional methods.

If we are unable to locate commercial quantities of oil or gas during test drilling we intend to abandon our interest in the La Vaca Prospect, and pursue the exploration of other oil and gas properties. Since we do not have sufficient capital to drill test wells, we intend to seek additional financing for such exploration. We do not presently have any other exploration properties, and there can be no assurance that we will be successful in acquiring suitable properties on acceptable terms. There can also be no assurance that we will be able to raise sufficient capital for their exploration.

We believe that the title to our leasehold property is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to royalty, overriding royalty and other outstanding interests customary in the industry. Nonetheless, we intend to engage an attorney to provide a title opinion on the La Vaca Prospect. We will not attempt to secure additional financing of an exploration plan or a test well on the La Vaca Prospect without completing such due diligence.

If we discover commercially producible amounts of oil or gas on the La Vaca Prospect, the well will be completed and facilities installed to connect it to gathering or pipeline facilities. There is currently a gas collection pipeline running through the La Vaca Prospect with a crude oil collection pipeline located 3.3 miles south of the southern line. We believe that these pipelines will purchase all available oil and gas that they can. However, some of the owners of these pipelines produce their own oil and gas, which they also transport along with other third-party oil and gas such as that we intend to produce. If pipelines in the area reach capacity, any productive well we develop could be "shut-in" because of a lack of available pipeline capacity. A well is "shut in" when it is capable of producing but does not produce due to external factors such as, lack of transportation, equipment or market. If the well becomes shut-in, we will be unable to realize revenue from the wells until arrangements are made to deliver to market.

Once our test well is connected to distribution pipelines it will likely begin generating revenue as soon as it begins flowing although revenue from the sale of production may not be received until 30 days after the end of the month of sale or even longer.

SALES  AND  MARKETING

As we remain in the exploration stage, we have not yet generated any revenue, nor do we have any customers.

The principal customers for our crude oil production, if any, are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck or barge crude oil to storage, refining or pipeline facilities.

The principal target customers for our gas production, if any, are expected to be pipelines, utilities, gas marketing firms, industrial users and local distribution companies. We intend to use existing gathering systems and interstate and intrastate pipelines to consummate gas sales and deliveries.

We intend to sell our oil and gas production, if any, under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annually.

We have not yet adopted any specific sales and marketing plans. We will address the need to hire sales and marketing personnel if and when production begins.

COMPETITION

The oil and gas business is highly competitive, and we do not hold a significant competitive position within it. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Some of our competitors are also potential customers. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than we have and which have been engaged in the energy business for a much longer time than we have. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

GOVERNMENT  AND  ENVIRONMENTAL  REGULATION

Domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Texas and other states in which we intend to conduct operations also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Our planned operations will be subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations will be required for any future oil and gas exploration and production activities. These permits, registrations or authorizations will be subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in our planned operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting our business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect us. To meet changing permitting and operational standards, we may be required, over time, to make site or operational modifications at our facilities, some of which might be significant and could involve substantial expenditures. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of law.

EMPLOYEES

We currently have no employees other than our two officers and directors, who have not been paid for their services. We do not have any employment agreements with our directors and officers. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

Since our officers and directors are not experienced with oil or gas exploration, we intend to retain qualified persons on a contract basis as needed from time to time to identify, evaluate and structure suitable oil and gas investment opportunities. We have not looked for or talked to any geologist, geoscientist or engineer who will perform work for us in the future.

                                  RISK FACTORS

THERE ARE NUMEROUS AND VARIED RISKS, KNOWN AND UNKNOWN, THAT MAY PREVENT US FROM ACHIEVING OUR GOALS, INCLUDING THOSE DESCRIBED BELOW. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE WILL FACE. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR FINANCIAL PERFORMANCE AND BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. BEFORE MAKING ANY INVESTMENT DECISION, YOU SHOULD ALSO REVIEW AND CONSIDER THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10-KSB AND THE EXHIBITS THERETO.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY, SO IT WILL BE DIFFICULT FOR POTENTIAL INVESTORS TO JUDGE OUR PROSPECTS FOR SUCCESS.

We are a newly organized development stage corporation and have a no operating history from which to evaluate our business and prospects. We have earned no revenue since inception. From inception through August 31, 2006, we incurred a net loss of $(20,021) and an accumulated negative tangible book value of $(21,821). There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to sustain our operations, investors may lose their entire investment. Prospective purchasers of our stock should be aware of the difficulties normally encountered by new oil and gas companies and the high rate of failure of such enterprises. These risks include without limitation the fact that our initial acquisitions may deplete available start-up capital and not result in commercially producible quantities of oil or gas. Unless some of our initial acquisitions result in oil or gas production, our business will most likely fail. In evaluating our business and prospects, these difficulties should be considered.

IF WE ARE UNABLE TO CONTINUE OPERATIONS AS A GOING CONCERN, INVESTORS MAY LOSE THEIR INVESTMENT.

The report of our independent auditors that accompanies our August 31, 2006 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent upon raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow then we will not be able to continue operations and our shareholders may lose their investment.

IF WE ARE UNABLE TO SECURE ADDITIONAL FINANCING WE WILL BE UNABLE TO EXPLORE OUR CURRENT PROPERTY OR EXPAND OUR OPERATIONS AND MAY PREVENT US FROM EARNING REVENUE.

Although we have sufficient capital resources to sustain our current level of operations for the next twelve months, our business model contemplates the exploration of the La Vaca Prospect and other exploration properties. We intend to rely on external sources of financing to meet the capital requirements associated with the exploration of these properties. We also intend to make offers to acquire non-operating interests in both producing and exploration projects in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially. We plan to obtain the future funding that we will need through the issuance of debt instruments and the sale of our stock, but we cannot give any assurance that we will be able to obtain additional funding on commercially acceptable terms when it is required. If we fail to obtain the funding when it is needed, we may be required to forego or delay potentially valuable opportunities to acquire oil and gas interests or we may default on future anticipated funding commitments to third parties and forfeit or dilute our rights in future anticipated oil and gas interests.

IF WE ARE UNABLE TO ACQUIRE OIL AND GAS INTERESTS THAT WILL YIELD COMMERCIALLY PRODUCIBLE QUANTITIES OF OIL AND GAS, WE WILL NOT BE ABLE TO EARN REVENUE.

Our success will depend upon our ability to acquire interests in properties that ultimately produce commercial quantities of oil or gas. We have no history of acquiring such interests. Without such interests, we will not be able to generate revenue or build reserves. The successful acquisition of oil and gas interests requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. Our management has no experience with such assessments and will be relying upon advice from independent consultants to make their decisions in that regard. Furthermore, any project in which we acquire an interest may be curtailed, delayed or canceled because of a lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and work interruptions.

IF MARKET CONDITIONS OR OPERATIONAL IMPEDIMENTS HINDER OUR ACCESS TO OIL AND NATURAL GAS MARKETS OR DELAY OUR PRODUCTION, WE MAY BE UNABLE TO EARN REVENUE.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until production arrangements were made to deliver to market.

IF OUR EXPLORATION AND DEVELOPMENT PROJECTS PROVE UNSUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

An investment in our company should be considered highly speculative due to the nature of our involvement in the exploration of oil and gas. Oil and gas exploration involves a high degree of risk that even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Exploratory drilling is subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost to drill, complete and operate wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors including unexpected drilling conditions, abnormal pressures, equipment failures, premature declines of reservoirs, blow-outs, sour gas releases, fires, spills or other accidents, as well as weather conditions, compliance with governmental requirements, delays in receiving governmental approvals or permits, unexpected environmental issues and shortages or delays in the delivery of equipment. If we drill wells that fail to produce commercial quantities of oil or gas, we may deplete our available capital so that without additional financing we may be forced to cease operations.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenue to return a profit after exploration, drilling, operating and other costs. Completion of wells does not ensure a profit on the investment or recovery of exploration, drilling, completion and operating costs. Drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect production. Adverse conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity, or other geological and mechanical conditions.

THE SELECTION OF OIL AND GAS PROJECTS INVOLVES NUMEROUS RISKS UNRELATED TO THE PRESENCE OR ABSENCE OF RECOVERABLE RESERVES WHICH, IF REALIZED, COULD HARM OUR BUSINESS AND RESULT IN THE LOSS OF OUR SHAREHOLDERS' INVESTMENT.

Even though we intend to perform a review of each project we decide to pursue that we believe will be consistent with industry practice, reviews of this nature are often limited in scope. Moreover, these reviews may not reveal all existing or potential problems nor will they permit us to become sufficiently familiar with the related properties to fully assess their deficiencies and capabilities. In addition, inspections may not always be performed on every platform or well, and structural or environmental problems may not be observable even when an inspection is undertaken. Even when problems are identified, the seller or lessor may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are generally not entitled to contractual indemnification for environmental liabilities, and we may be required to pursue many projects on an "as is" basis. Accordingly, we may be required to make significant expenditures to cure environmental contamination relating to acquired properties. If we are unable to remedy or cure any title defect or potential environmental problem of a nature such that drilling operations on the property would not be prudent, we could suffer a loss of our entire investment in the property.

TITLE DEFICIENCIES COULD RENDER OUR LEASES WORTHLESS AND RESULT IN SUBSTANTIAL LOSSES TO OUR BUSINESS.

We have historically relied upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. However, we anticipate that we, or the person or company acting as operator of the wells located on the properties that we lease, will examine title prior to commencing drilling operations. Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise. The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business.

SINCE WE DO NOT INTEND TO OBTAIN 3-D SEISMIC DATA WITH RESPECT TO ANY EXPLORATION PROPERTY WE ACQUIRE, IT IS MUCH MORE LIKELY THAT OUR DRILLING EFFORTS WILL BE UNSUCCESSFUL.

We do not intend to obtain data from three dimensional (3-D) seismic surveys of any exploration property that we may acquire. A 3-D seismic survey creates a three dimensional image of the earth's subsurface and allows for a more detailed understanding of the subsurface than does a 2-D seismic survey. 3-D seismic data contributes significantly to field appraisal, exploitation and production. Since we intend to rely on 2-D seismic data, it is much more likely that our drilling efforts will be unsuccessful than if we used 3-D seismic data. If our drilling efforts are unsuccessful, then our investors may lose all of their investment.

IF THE RESERVE ESTIMATES ON WHICH WE HEAVILY RELY ARE WRONG, THEN IT IS UNLIKELY THAT OUR INVESTMENTS IN OIL AND GAS PROPERTIES WILL EVER GENERATE REVENUE.

The oil and gas reserve information that we will use in evaluating prospective interests based on reserve estimates involving a great deal of uncertainty.
Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and gas exists at a particular location, and whether oil and gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ from estimates.

Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including the price at which recovered oil and gas can be sold, the costs of recovery, assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs, prevailing environmental conditions associated with drilling and production sites, availability of enhanced recovery techniques, ability to transport oil and gas to markets and governmental and other regulatory factors, such as taxes and environmental laws. A negative change in any one or more of these factors could result in quantities of oil and gas previously estimated as proved reserves becoming uneconomic. For example, a decline in the market price of oil or gas to an amount that is less than the cost of recovery of such oil and gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

VOLATILITY OF OIL AND GAS PRICES AND MARKETS COULD MAKE IT DIFFICULT FOR US TO REACH AND SUSTAIN PROFITABILITY.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

Our ability to obtain and sustain profitability is substantially dependent on prevailing prices for oil and gas. Price changes directly affect revenue and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenue and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of oil and gas interests for acquisition and divestiture, as buyers and sellers have difficulty agreeing on the value of the interests. Price volatility also makes it difficult to budget for and project the return on acquisitions. We expect that commodity prices will continue to fluctuate significantly in the future.

THE COST OF COMPLYING WITH ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS COULD PREVENT US FROM BECOMING PROFITABLE AND CONTINUING OPERATIONS.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We will maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages will be available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IF WE ARE UNABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE OIL AND GAS INDUSTRY.

The oil and gas industry is highly competitive. We compete with oil and gas companies and other individual producers and operators, the vast majority of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of interests than we can. Our ability to acquire additional oil and gas interests in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable interests, implement advanced technologies and consummate transactions in a highly competitive environment.

SINCE OUR MANAGEMENT HAS NO EXPERIENCE IN OIL AND GAS EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our directors and officers have no oil and gas experience. Neither of them has any technical training in either oil or gas producing operations. As a result of this inexperience, all business decisions made by them regarding oil and gas acquisition and exploration will be in reliance on the advice of others. We intend to retain qualified persons on a contract basis as needed from time to time to identify, evaluate and structure suitable oil and gas investment opportunities. We have not looked for or talked to any geologist, geoscientist or engineer who will perform work for us in the future. If reliable advice is not available, it is likely that our business will fail.

SINCE MESSRS. MILLS AND HILFORD HAVE OTHER BUSINESS INTERESTS, THEY WILL ONLY BE DEVOTING 15% OF THEIR TIME (SIX HOURS PER WEEK) TO OUR OPERATIONS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Since Messrs. Mills and Hilford, our sole officers and directors, have other outside business activities, they will only be devoting 15% of their time, or six hours per week, to our operations. As a result, our operations may be sporadic and occur at times that are convenient to Messrs. Mills and Hilford. Consequently, our business activities may be periodically interrupted or suspended.

OUR RELIANCE ON THIRD PARTY VENDORS FOR OUTSOURCED SERVICES MAY RESULT IN UNANTICIPATED COSTS THAT COULD PREVENT OUR OPERATIONS FROM BECOMING PROFITABLE.

To maximize the use of our otherwise limited capital and human resources, we intend to rely on third party vendors for outsourced drilling, exploration and other operational services. While we expect that this will allow us to achieve cost savings and operational efficiencies, the use of outsourced resources could expose us to greater risk should we be unable to source critical vendors on a cost budgeted and timely basis. Furthermore, the use of outsourced resources could minimize our ability to control the work product and accountability of such vendors.

SINCE OUR OFFICERS AND DIRECTORS ARE NOT LOCATED IN THE UNITED STATES, INVESTORS WISHING TO EFFECT LEGAL SERVICE AGAINST THEM WILL HAVE DIFFICULTY DOING SO, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO STRICTLY ENFORCE THEIR LEGAL RIGHTS.

We were incorporated in the State of Nevada and have an agent for service in Carson City, Nevada. Our agent for service will accept on our behalf the service of any legal process and any demand or notice authorized by law to be served upon a corporation. Our agent for service will not, however, accept service on behalf of any of our officers or directors. Our directors and officers are residents of Canada and neither of them have an agent for service in the United States. Therefore, it may be difficult for a resident of a country other than Canada to serve Messrs. Mills and Hilford with legal process or a demand or notice.

WE WILL SEEK TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO SHAREHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

We expect to seek additional capital to help fund our acquisition, exploration and development of oil and gas properties. If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience dilution in net book value per share. Furthermore, any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. Debt financing, if available, may involve restrictive covenants that could limit our operating flexibility.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMIT THE LIQUIDITY OF OUR COMMON STOCK, WHICH COULD MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES.

As the shares of our common stock are penny stock, many brokers are unwilling to effect transactions in that common stock which can make it difficult for a shareholder to sell his or her shares of that common stock if a market develops for that common stock.

Our common stock is defined as a penny stock pursuant to Rule 3a51-1 pursuant to the Securities Exchange Act of 1934. Penny stock is subject to Rules 15g-1 through 15g-10 of the Securities Exchange Act of 1934. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

     Deliver to the customer, and obtain a written receipt for, a disclosure document;
     Disclose certain price information about the penny stock;
     Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
     Send monthly statements to customers with market and price information about the penny stock; and
     In some circumstances, approve the purchasers account pursuant to certain standards and deliver written statements to the customer with information specified in those rules.

Rather than comply with those rules, many broker-dealers refuse to enter into penny stock transactions which may make it more difficult for investors to sell their shares of our common stock and thereby liquidate their investments.

SINCE OUR BOARD OF DIRECTORS DOES NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE IT IS LIKELY THAT INVESTORS WILL ONLY BE ABLE TO REALIZE A RETURN ON THEIR INVESTMENT BY SELLING THEIR SHARES OF OUR COMMON STOCK.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain our earnings, if any, to provide funds for reinvestment in our acquisition and exploration activities. Therefore, we do not anticipate declaring or paying dividends in the foreseeable future. Furthermore, payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors.

WE MAY ISSUE SHARES OF PREFERRED STOCK WITH GREATER RIGHTS THAN OUR COMMON STOCK, WHICH MAY ENTRENCH MANAGEMENT AND RESULT IN DILUTION OF OUR SHAREHOLDERS' INVESTMENT.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, par value $.0001 per share. The authorized but unissued preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights. Such preferred stock may enable our Board of Directors to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed to some extent by the existence of the preferred stock. As of the date of this prospectus, no shares of preferred stock have been issued.


ITEM  2.     DESCRIPTION  OF  PROPERTY

We are presently using 400 square feet of office space supplied at no cost by our President, Thomas Mills, at 807-1050 Burrard Street, Vancouver, British Columbia. We do not intend to seek alternative office space until we are earning significant sustained revenue.

We have a 100% working interest and a 75% net revenue interest in a single oil, gas and mineral lease covering 346.16 undeveloped acres that comprise the La Vaca Prospect. This interest only relates to the right to explore for and extract oil, gas and minerals. We do not own any real property interest in the La Vaca Prospect. Furthermore, we do not presently own or lease any property other than the La Vaca Prospect.


ITEM  3.     LEGAL  PROCEEDINGS

Neither Thrust Energy Corp., nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Thrust Energy Corp. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our  common  stock  is  not  currently  traded  publicly.

As  of  August  31,  2006,  there were two owners of record of our common stock.

DIVIDEND POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on April 19, 2006, and expired on October 16, 2006. As of August 31, 2006 we received subscriptions for 1,650,000 shares through the offering at a price of $0.10 per share, for gross proceeds of $165,000. We are in the process of issuing share certificates to these shareholders.

The following table sets out the calculation of the use of net proceeds from our public offering, as of August 31, 2006:

--------------------------------------------------------------------------------
                                                                      AMOUNT ($)
--------------------------------------------------------------------------------

Gross offering proceeds as of August 31, 2006                            165,000

Offering expenses incurred from April 19, 2006 to August 31, 2006 (1)      7,526
--------------------------------------------------------------------------------

Net offering proceeds as of August 31, 2006                              157,474

Working Capital                                                               12
--------------------------------------------------------------------------------

Total use of net proceeds                                                157,462
================================================================================

(1) We allocated $25,000 from the proceeds of this offering for offering expenses. Actual offering expenses were $17,482.7, of which $9,956.72 was paid prior to the offering from the proceeds of a loan from one of our directors. Offering proceeds in the amount of $17,474 that were previously allocated to offering expenses will be used for working capital.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

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

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on April 19, 2006, and terminated on October 16, 2006. We sold 3,623,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395.

As of August 31, 2006, we had total assets of $171,541, comprised of $157,647 in cash and $13,894 in unproven oil and gas property. This is an increase from $26,758 in total assets as of August 31, 2005. This increase was attributable to the proceeds of subscription received in connection with our initial public offering, less professional fees and administrative expenses.

As of August 31, 2006, our total liabilities decreased to $27,091 from $28,037 as of August 31, 2005. This decrease resulted from the payment of trade creditors.

As of August 31, 2006, we had working capital of $155,556 compared with a working capital of $9,827 as of August 31, 2005.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

Other than the purchase of some office equipment, we do not intend to purchase or sell any significant equipment during the next twelve months.

We  do  not  anticipate  hiring  any  employees  over  the  next  12  months.

RESULTS  OF  OPERATIONS

We posted an operating loss of $20,021 for the fiscal year ending August 31, 2006, due primarily to offering costs, asset depreciation and office expenses. This was an increase from the operating loss of $1,800 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

THRUST ENERGY CORP.
(An Exploration Stage Company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

August 31, 2006 and 2005



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity (Deficiency)
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

VELLMER & CHANG
        CHARTERED ACCOUNTANTS
                                                           505-815 Hornby Street
                                                        Vancouver, B.C., V6Z 2E6
                                                               Tel: 604-687-3773
                                                              Fax:  604-687-3778



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

THRUST  ENERGY  CORP.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Thrust Energy Corp. (an exploration stage company) as at August 31, 2006 and 2005 and the related statements of stockholders' deficiency, operations and cash flows for the period from September 15, 2004 (date of inception) to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2006 and 2005 and the results of its operations and its cash flows for the period from September 15, 2004 (date of inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 Vancouver,  Canada                                        "VELLMER  &  CHANG"
October  27,  2006                                        Chartered  Accountants


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
August 31, 2006
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------
                                                                     2006      2005
------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $157,647   $12,864
------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              157,647    12,864
------------------------------------------------------------------------------------

OIL & GAS PROPERTY - UNPROVED                                      13,894    13,894
------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $171,541   $26,758
------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                         $  2,091   $ 3,037
------------------------------------------------------------------------------------

Total current liabilities                                           2,091     3,037

CONVERTIBLE DEBENTURE - RELATED PARTY                              25,000    25,000
------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                  27,091    28,037
------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (NOTE 8)

STOCKHOLDERS' EQUITY (DEFICIENCY)

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  None                                           -         -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
Issued and outstanding:  10,000,000 common shares                     500       500

ADDITIONAL PAID-IN CAPITAL                                            771        21

SHARE SUBSCRIPTION RECEIVED                                       165,000         -

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                (21,821)   (1,800)
------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                           144,450    (1,279)
------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)          $171,541   $26,758
====================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficiency)
For the period from September 15, 2004 (inception) to August 31, 2006

(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated           Total
                                             Additional                                            Share      during   stockholders'
                                            Preferred Stock       Common Stock   paid-in  subscriptions  exploration          equity
                                            Shares   Amount      Shares  Amount  capital       received        stage    (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
July 5, 2005, $0.00005 per share                 -   $    -  10,000,000  $  500  $     -  $              $         -   $        500

Imputed interest from a shareholder              -        -           -       -       21             -                           21

Loss and comprehensive loss for the period       -        -           -       -        -        (1,800)                      (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                         -   $    -  10,000,000  $  500  $    21  $              $    (1,800)  $     (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                      -   $    -           -  $    -  $     -  $    165,000   $         -   $    165,000

Imputed interest from a shareholder              -        -           -       -      750             -             -            750

Loss and comprehensive loss for the period       -        -           -       -        -             -       (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                         -   $    -  10,000,000  $  500  $   771  $    165,000   $   (21,821)  $    144,450
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004                     September 15, 2004
                                                          (inception) to        Year Ended       (inception) to
                                                         August 31, 2006   August 31, 2006      August 31, 2005
----------------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                          $              122   $            86   $               36
Legal                                                              5,724             5,724                    -
Filing fees                                                        2,092               349                1,743
Accounting fees                                                    7,840             7,840                    -
Interest                                                             771               750                   21
Transfer agent                                                     3,500             3,500                    -
Leases                                                             1,772             1,772                    -
----------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                    21,821            20,021                1,800
----------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $          (21,821)  $       (20,021)  $           (1,800)
================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                           $         (0.00)  $            (0.00)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                             10,000,000            2,507,122
===============================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------
                                                            Cumulative from
                                                         September 15, 2004                      September 15, 2004
                                                             (inception) to        Year Ended        (inception) to
                                                            August 31, 2006   August 31, 2006       August 31, 2005
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                        $          (21,821)  $       (20,021)   $         (1,800)

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
- imputed interest                                                      771               750                  21
Changes in operating assets and liabilities
- oil and gas property lease                                        (13,894)                -             (13,894)
- (increase) in prepaid expenses                                          -                 -
- increase in accounts payable and accrued liabilities                2,091              (946)              3,037
-------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                               (32,853)          (20,217)            (12,636)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                            -                 -                   -
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds received on convertible debenture                           25,000                 -              25,000
Proceeds from issuance of common stock                                  500                 -                 500
Share subscription received                                         165,000           165,000                   -
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           190,500           165,000              25,500
-------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                    157,647           144,783              12,864

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            -            12,864                   -
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $          157,647   $       157,647   $          12,864
===================================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Thrust Energy Corp. is engaged in the exploration, exploitation, development and production of oil and gas projects within North America. We incorporated in the state of Nevada on September 15, 2004. Our principal offices are in Vancouver, British Columbia, Canada. Our fiscal year end is August 31.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2006, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2006, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of August 31, 2006, we had approximately $67,400 (2005: $nil) in a bank beyond insured limits.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the year ended August 31, 2006 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the year ended August 31, 2006 and the period ending August 31, 2005.

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

Pursuant to the Lease Agreement, we are required to commence our operations on the above said land before the first anniversary date or tender the sum of $1,730.75 as the delay rental to cover the privilege of deferring operations for one year from said date. The Lease Agreement is subject to a royalty payment equal to one-fourth (1/4) of the gross proceeds of sale of all oil and/or gas and saved in any combination from the leased premises as further set out in the Lease Agreement. Further, the Lease Agreement is also subject to a minimum guaranteed royalty in the event of production, which will be in a sum not less than the annual delay rental, or Twenty Five Dollars ($25.00) per acre, whichever is greater, multiplied by the number of acres allocated to proration unit(s), as set out in the Lease Agreement, for producing well(s) located on or pooled with the leased premises. During the fiscal year 2006, the Company incurred $1,772 as the delay rental expense.

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


NOTE 4 - CONVERTIBLE DEBENTURE

On August 22, 2005, we issued a convertible debenture to our principal shareholder and a director in the amount of $25,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. We charged imputed interest at 3.0% per annum and recorded a total of $771 to the additional paid-in capital for the period from inception (September 15, 2004) to August 31, 2006.

We did not incur beneficial conversion charges because the conversion price is greater than the fair value of our equity.


NOTE 5 - PREFERRED AND COMMON STOCK

We have 5,000,000 shares of preferred stock authorized and none issued.

We have 100,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

During the period ended August 31, 2006, we received subscriptions for 1,650,000 shares of common stock for cash of $165,000.


NOTE 6 - RELATED PARTY TRANSACTIONS

(a) Included in accounts payable, an amount of $2,091 (2005: $1,743) is due to one of our directors for expenses paid on our behalf.

(b)     See Note 4.

NOTE 7 - INCOME TAXES

At August 31, 2006, we had deferred tax assets of approximately $7,630 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2006. The significant components of the deferred tax asset at August 31, 2006 were as follows:

                                  August 31, 2006    August 31, 2005
Net operating loss carryforwards  $         7,630    $           630
Valuation allowance                        (7,630)              (630)
Net deferred tax asset            $             -    $             -

At August 31, 2006, we had net operating loss carryforwards of approximately $21,800, which expire in the year 2026.


NOTE 8 - CONTINGENCIES AND COMMITMENTS

Due to the nature of practice in the oil and gas industry and pursuant to the Lease Agreement (Note 3), the title of said land is not warranted either expressed or implied by the lessor. Further, we are required to make a minimum guaranteed royalty of $1,730.75 per annum for the duration of the lease term.


NOTE 9 - SUBSEQUENT EVENTS

The offering period for the Company's initial public offering expired on October 16, 2006. During the offering period, the Company received paid subscriptions for 3,623,950 common shares at $0.10 per share. The Company is in the process of issuing certificates for these subscribed shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until the shareholders duly elect their successor. Officers and other employees serve at the will of the Board of Directors.

                                                              TERM PERIOD
                                                              SERVED AS
NAME          POSITION                                  AGE   DIRECTOR/OFFICER

Thomas Mills  CEO, President, CFO and a director         38   2005 to present

Lou Hilford   Vice-president, Secretary and a director   61   2005 to present


Thomas E. Mills has served as our President, Chief Executive Officer, Treasurer and a Director since June 2005. Since July 2005, he has been Vice-president, Treasurer, Secretary and a director of Kingston Mines, Ltd., a Nevada corporation in the business of mineral exploration in British Columbia. Since 2003, Mr. Mills has also been the President and a director of AMP Productions, Ltd., a Nevada corporation engaged in the production of motion pictures in Vancouver, British Columbia. From 2002 until 2004, Mr. Mills was President and a director of Torrent Energy Corp., a Nevada company engaged in the exploration of coalbed methane in the Coos Bay region of Oregon. From 2000 to 2001, Mr. Mills was in-house counsel for Healthnet International, Inc., a Colorado corporation in the business of providing Internet services to the nutraceutical industry. Previously, Mr. Mills was an associate with McRae, Holmes & King, a firm of Barristers and Solicitors in Vancouver, British Columbia. Mr. Mills received a Bachelor of Arts degree from the University of Waterloo in 1992, and a Bachelor of Laws degree from the University of British Columbia in 1996.

Lou Hilford has served as our Vice-president, Secretary and a director since June 2005. Since July 2005, he has been President, Chief Executive Officer and a director of Kingston Mines, Ltd., a Nevada corporation in the business of mineral exploration in British Columbia. From 2002 until 2004, Mr. Hilford was a director of Torrent Energy Corp., a Nevada company engaged in the exploration of coalbed methane in the Coos Bay region of Oregon. Since 2000, Hilford has been the President of Loudon Consultants Incorporated, a privately held consulting firm, specializing in government lobbies and community studies on behalf of the entertainment industry.

Messrs. Mills and Hilford are the only "promoters" of our company, as defined by the Securities Exchange Act of 1934.

We do not anticipate that any conflicts of interest will arise with respect to our directors' concurrent employment with Kingston Mines Ltd. or their other business activities. Our directors do not have and will not accept any employment with any enterprise that may conflict with their duties to Thrust Energy Corp.

The address for all officers and directors is 807-1050 Burrard Street, Vancouver, British Columbia V6Z 2S3.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

During the past five years none of our directors, executive officers, promoters or control persons have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Accordingly, we do not have an audit committee financial expert. As we generate revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Under the Securities Laws of the United States, the Company's Directors, our Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.


ITEM  10.     EXECUTIVE  COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us and our subsidiaries for each of our last three fiscal years.


                                           SUMMARY  COMPENSATION  TABLE

                         ANNUAL COMPENSATION                         LONG TERM COMPENSATION

                                                                 AWARDS                   PAYOUTS

NAME AND                                                RESTRICTED
PRINCIPAL                                OTHER ANNUAL        STOCK                     LTIP     ALL  OTHER
POSITION (1)      YEAR  SALARY   BONUS   COMPENSATION       AWARDS   OPTIONS/SARS   PAYOUTS   COMPENSATION
Thomas Mills (1)  2004     nil     nil            nil          nil            nil       nil            nil
                  2005     nil     nil            nil          nil            nil       nil            nil
                  2006     nil     nil            nil          nil            nil       nil            nil

(1)     No  executive  officer received greater than $100,000 in salary during the fiscal period ending August
31,  2006,  or  the  subsequent fiscal year ending August 31, 2006. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10%
of  the  total  of  annual  salary  and  bonus  paid  during  the  respective  fiscal  years.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2006 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

NAME AND ADDRESS                                 NUMBER OF SHARES    %

Thomas Mills
807-1050 Burrard Street
Vancouver, BC  V6Z 2S3                                8,100,000(1)   80

Lou Hilford
807-1050 Burrard Street
Vancouver, BC  V6Z 2S3                                2,000,000      20

Directors and officers as a group (two persons)      10,100,000     100

(1) Includes 100,000 shares issuable upon exercise of a conversion privilege that can be exercised within 60 days.

     Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which can be exercised within 60 days from the date hereof, have been exercised.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have issued common stock to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.


NAME          POSITION WITH COMPANY                SHARES     CONSIDERATION   DATE
Thomas Mills  CEO, President, CFO, director        8,000,000  $ 400           June 5, 2005

Lou Hilford   Vice-president, Secretary, director  2,000,000  $ 100           June 5, 2005

     On August 22, 2005, we issued an unsecured convertible debenture in the amount of $25,000 to Thomas Mills, our President. The convertible debenture does not accrue interest and is due and payable on December 31, 2007. The convertible debenture may be converted at any time by the holder into our common stock at the holder's option at a conversion price equal to $0.25 per share. Proceeds from this debenture were used to acquire the La Vaca Prospect, with the remainder being applied to pay the costs of our initial public offering, professional fees and working capital.


ITEM 13.     EXHIBITS


EXHIBIT  TITLE

 3.1     Articles of Incorporation, Thrust Energy Corp.
 3.2     Amended and Restated Bylaws, Thrust Energy Corp.
 4.1     Form of Stock certificate, Thrust Energy Corp.
10.1     Oil, Gas and Mineral Lease between Thrust Energy Corp. and Sandy Monferdini et al.
10.2     Convertible Debenture
14.1     Code of Ethics for Senior Financial Officers, Thrust Energy Corp.
31.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
32.1     Certifications pursuant to 18 U.S.C. Section 1350
99.1     Map of Jim Wells County, Texas, showing the location of the La Vaca Prospect



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in our initial registration statement on Form SB-2 (Commission File No. 333-130922) for the fiscal year ended August 31, 2005 was $4,761.50.

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 was $5,141.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2005 and 2006, the aggregate fees billed for assurance and related services by Vellmer & Chang relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil and $3,078.50, respectively.

TAX  FEES

For the fiscal years ended August 31, 2005 and 2006, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2005 and 2006, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Vellmer & Chang is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

     -approved  by  our  audit  committee;  or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     THRUST ENERGY CORP.



Date:  November 1, 2006            By: /s/ Thomas Mills
                                   Thomas Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE     DATE


/s/ Thomas Mills
Thomas Mills           Chief Executive Officer,                 November 1, 2006
                       Chief Principal Accounting Officer,
                       President & Director


/s/ Lou Hilford
Lou Hilford            Vice-President, Secretary & Director     November 1, 2006