Form 10QSB
period 2006-11-30
Thrust Energy Corp.
filed 2007-01-12
CIK 1343009

YANUNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

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

As of November 30, 2006, the Issuer had 13,623,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
November 30, 2006
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------
                                                                 NOVEMBER 30       AUGUST 31
                                                                        2006            2006
                                                                                   (audited)
---------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $   146,750       $ 157,647
Funds held in escrow (Note 8)                                        197,395               -
---------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 344,145         157,647
---------------------------------------------------------------------------------------------

EQUIPMENT, net of accumulated amortization of $269                     1,884               -
---------------------------------------------------------------------------------------------

OIL & GAS PROPERTY - UNPROVED                                         13,894          13,894
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $   359,923       $ 171,541
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                         $       271       $   2,091
---------------------------------------------------------------------------------------------

Total current liabilities                                                271           2,091

CONVERTIBLE DEBENTURE - RELATED PARTY                                 25,000          25,000
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                     25,271          27,091
---------------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (NOTE 8)

STOCKHOLDERS' EQUITY (DEFICIENCY)

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  None                                              -               -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
Issued and outstanding:  13,623,950 common shares                        862             500

ADDITIONAL PAID-IN CAPITAL                                           362,991             771

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                   (29,201)        (21,821)
---------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                              334,652         144,450
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)          $   359,923       $ 171,541
=============================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficiency)
For the period from September 15, 2004 (inception) to November 30, 2006

(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated          Total
                                                                              Additional          Share       during  stockholders'
                                          Preferred Stock   Common Stock         paid-in  subscriptions  exploration         equity
                                          Shares  Amount  Shares      Amount     capital       received        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share               -  $    -  10,000,000  $  500  $       -   $          -   $        -   $        500

Imputed interest from a shareholder            -       -           -       -         21              -            -             21

Loss and comprehensive loss for the period     -       -           -       -          -              -       (1,800)        (1,800)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -  $    -  10,000,000  $  500  $      21   $          -   $   (1,800)  $     (1,279)
-----------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -  $    -           -  $    -  $       -   $    165,000   $        -   $    165,000

Imputed interest from a shareholder            -       -           -       -        750              -            -            750

Loss and comprehensive loss for the period     -       -           -       -          -              -      (20,021)       (20,021)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -  $    -  10,000,000  $  500  $     771   $    165,000   $  (21,821)  $    144,450
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
November 29, 2006, $0.10 per share             -  $    -   3,623,950  $  362  $ 362,033   $   (165,000)  $        -   $    197,395

Imputed interest from a shareholder            -       -           -       -        187              -            -            187

Loss and comprehensive loss for the period     -       -           -       -          -              -       (7,380)        (7,380)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2006                     -  $    -  13,623,950  $  862  $ 362,991   $          -   $  (29,201)  $    334,652
===================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                     September 15, 2004        Three months ended
                                                         (inception) to           November 30
                                                      November 30, 2006          2006          2005
----------------------------------------------------------------------------------------------------
EXPENSES

Accounting fees                                       $          12,981    $    5,141    $    4,000
Amortization                                                        269           269             -
Bank charges                                                        163            41            27
Legal                                                             5,724             -         1,504
Filing fees                                                       2,092             -           299
Interest                                                            958           187           187
Office                                                              521           521             -
Transfer agent                                                    4,721         1,221             -
Leases                                                            1,772             -             -
----------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   29,201         7,380         6,017
----------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $         (29,201)   $   (7,380)   $   (6,017)
====================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                           $    (0.00)   $    (0.00)
====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                        10,079,647    10,000,000
====================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------
                                                            Cumulative from
                                                         September 15, 2004       Three months ended
                                                             (inception) to          November 30
                                                          November 30, 2006        2006       2005
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                        $          (29,201)  $  (7,380)  $ (6,017)
Adjustments for items not involving cash:
- amortization                                                          269         269          -
- imputed interest                                                      958         187        187
Changes in operating assets and liabilities
- oil and gas property lease                                        (13,894)          -          -
- increase in accounts payable and accrued liabilities                  271      (1,820)     4,509
----------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                               (41,597)     (8,744)    (1,321)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                            -           -          -
Purchase equipment                                                   (2,153)     (2,153)         -
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds received on convertible debenture                           25,000           -          -
Share subscription received                                         165,000           -          -
Proceeds from issuance of common stock                                  500           -          -
----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           190,500           -          -
----------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                    146,750     (10,897)    (1,321)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            -     157,647     12,864
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $          146,750   $ 146,750   $ 11,543
====================================================================================================

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of November 30, 2006, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2006, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of November 30, 2006, we had $58,589 in a bank beyond insured limits.

Fair  Value  of  Financial  Instruments

The carrying amount of our financial instruments, which includes cash and cash equivalents, share subscription receivable, accounts payable and accrued liabilities, and convertible debentures, approximate their fair value due to the short period to maturity of these instruments.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended November 30, 2006 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Office  Equipment

Office equipment is carried at cost and is amortized over its estimated useful life of 2 year straight line. Office equipment is written down to its net realizeable value if it is determined that its carrying value exceeds estimated future benefit to the Company.

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

We did not grant any stock options during the period ended November 30, 2006.

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

NOTE 4 - CONVERTIBLE DEBENTURE

On August 22, 2005, we issued a convertible debenture to our principal shareholder and a director in the amount of $25,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. We charged imputed interest at 3.0% per annum and recorded a total of $187 to the additional paid-in capital for the three month period ended November 30, 2006.

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

During the period ended November 30, 2006, the Company completed its IPO and issued 3,623,950 common shares at $0.10 per share for a total of $362,395. Of the total proceeds, $165,000 was received prior to the first quarter, and $197,395 was received subsequent to November 30, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

(a)     See Note 4.

NOTE 7 - CONTINGENCIES AND COMMITMENTS

Due to the nature of practice in the oil and gas industry and pursuant to the Lease Agreement (Note 3), the title of said land is not warranted either expressed or implied by the lessor. Further, we are required to make a minimum guaranteed royalty of $1,730.75 per annum for the duration of the lease term.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to November 30, 2006, the Company received funds in escrow of $197,395 which were proceeds from its initial public offering.

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

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,623,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395.

As of November 30, 2006, we had total assets of $359,923 comprised of $146,750 in cash, $197,395 in funds held in escrow, $1,884 in equipment and $13,894 in unproved oil and gas property. This reflects an increase of $188,382 of the value of our total assets from $171,541 on August 31, 2006.

As of November 30, 2006, our total liabilities decreased to $25,271 from $27,091 as of August 31, 2006. The decrease was due entirely to the payment of debt owing to a director.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next two months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $7,380 for the quarter ending November 30, 2006, due primarily to accounting and transfer agent fees. This was an increase from the operating loss of $6,017 for the quarter ending November 30, 2005.

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

As  of  November  30,  2006, there were 71 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,623,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395.

Offering expenses were $9,049. The remainder of the $25,000 budgeted for offering expenses will be allocated to working capital. After offering expenses, the net offering proceeds were $353,346. As of November 30, 2006, we have used the net proceeds to pay $2,154 for equipment, $5,141 for professional services and $521 for office expenses.

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

                                THRUST ENERGY CORP.


Date: January 9, 2007           /s/ Thomas Mills
                                Thomas E. Mills
                                President & Chief Financial Officer