Form 10KSB/A
period 2006-08-31
Thrust Energy Corp.
filed 2007-03-29
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

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

     THRUST ENERGY CORP.



Date:  March 29, 2007              By: /s/ Thomas Mills
                                   Thomas Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE     DATE


/s/ Thomas Mills
Thomas Mills           Chief Executive Officer,                 March 29, 2007
                       Chief Principal Accounting Officer,
                       President & Director


/s/ Lou Hilford
Lou Hilford            Vice-President, Secretary & Director     March 29, 2007