Form 10QSB
period 2007-02-28
Thrust Energy Corp.
filed 2007-04-12
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                           Commission file # 000-52403

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

As of February 28, 2007, the Issuer had 13,603,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
February 28, 2007
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------
                                                                  FEBRUARY 28    AUGUST 31
                                                                         2007         2006
                                                                                 (audited)
-------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $    334,353   $  157,647
-------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                  334,353      157,647
-------------------------------------------------------------------------------------------

EQUIPMENT, net of accumulated amortization of $538                      1,615            -
-------------------------------------------------------------------------------------------

OIL & GAS PROPERTY - UNPROVED                                          13,894       13,894
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $    349,862   $  171,541
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                         $      2,060   $    2,091
-------------------------------------------------------------------------------------------

Total current liabilities                                               2,060        2,091

CONVERTIBLE DEBENTURE - RELATED PARTY                                  25,000       25,000
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      27,060       27,091
-------------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  None                                               -            -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
Issued and outstanding:  13,603,950 common shares                         860          500

ADDITIONAL PAID-IN CAPITAL                                            361,181          771

SHARE SUBSCRIPTIONS RECEIVED                                                -      165,000

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                    (39,239)     (21,821)
-------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                            322,802      144,450
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    349,862   $  171,541
===========================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficiency)
For the period from September 15, 2004 (inception) to February 28, 2007

(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                         Preferred Stock       Common Stock       paid-in  subscriptions  exploration         equity
                                          Shares  Amount      Shares   Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
July 5, 2005, $0.00005 per share               -  $    -  10,000,000   $ 500   $       -   $          -   $        -   $       500

Imputed interest from a shareholder            -       -           -       -          21              -            -            21

Loss and comprehensive loss for the period     -       -           -       -           -              -       (1,800)       (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -  $    -  10,000,000   $ 500   $      21   $          -   $   (1,800)  $    (1,279)
------------------------------------------------------------------------------------------------------------------------------------


Share subscription received                    -  $    -           -   $   -   $       -   $    165,000   $        -   $    165,000

Imputed interest from a shareholder            -       -           -       -         750              -            -            750

Loss and comprehensive loss for the period     -       -           -       -           -              -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -  $    -  10,000,000   $ 500   $     771   $    165,000   $  (21,821)  $    144,450
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
October 16, 2006, $0.10 per share              -  $    -   3,623,950   $ 362   $ 362,033   $   (165,000)  $        -   $    197,395

Shares returned to treasury and cancelled      -       -     (20,000)     (2)     (1,998)             -                      (2,000)

Imputed interest from a shareholder            -       -           -       -         375              -            -            375

Loss and comprehensive loss for the period     -       -           -       -           -              -      (17,418)       (16,093)
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2007                     -  $    -  13,603,950   $ 860   $ 361,181   $          -   $  (39,239)  $    324,127
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                     September 15, 2004         Three months ended           Six months ended
                                                         (inception) to              February 28                February 28
                                                      February 28, 2007          2007          2006          2007         2006
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Accounting fees                                       $    14,306         $     1,325   $       762   $     6,466   $    4,761
Amortization                                                  538                 269             -           538            -
Bank charges                                                  260                  22            37           138           64
Legal                                                      12,636               6,912         4,478         6,912        5,983
Filing fees                                                 2,092                   -            50             -          349
Interest                                                    1,146                 188           187           375          374
Office                                                      1,534               1,013             -         1,534            -
Transfer agent                                              4,955                 234             -         1,455            -
Leases                                                      1,772                   -             -             -            -
-------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                             39,239               9,963         5,514        17,418       11,531
-------------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $   (39,239)        $    (9,963)  $    (5,514)  $   (17,418)  $  (11,531)
===============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                          $     (0.00)  $     (0.00)  $     (0.00)  $    (0.00)
===============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                        10,888,645    10,000,000    11,905,481   10,000,000
===============================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------

                                                           Cumulative from
                                                        September 15, 2004       Six months ended
                                                            (inception) to         February 28
                                                         February 28, 2007      2007         2006
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                        $        (39,239)  $ (17,418)  $ (11,531)
Adjustments for items not involving cash:
- amortization                                                        538         538           -
- imputed interest                                                  1,146         375         374
Changes in operating assets and liabilities
- oil and gas property lease                                      (13,894)          -           -
- (increase) in prepaid expenses                                        -           -      (2,500)
- increase in accounts payable and accrued liabilities              2,060         (31)      2,851
--------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                             (49,389)    (16,536)    (10,806)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                          -           -           -
Purchase equipment                                                 (2,153)     (2,153)          -
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds received on convertible debenture                         25,000           -           -
Share subscription received                                       165,000           -           -
Proceeds from issuance of common stock                            195,895     195,395           -
--------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         385,895     195,395           -
--------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                  334,353     176,706     (10,806)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          -     157,647      12,864
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $334,353   $ 334,353   $   2,058
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of February 28, 2007, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At February 28, 2007, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of February 28, 2007, we had $248,243 in a bank beyond insured limits.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended February 28, 2007 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended February 28, 2007.

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

NOTE 4 - CONVERTIBLE DEBENTURE

On August 22, 2005, we issued a convertible debenture to our principal shareholder and a director in the amount of $25,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. We charged imputed interest at 3.0% per annum and recorded a total of $375 to the additional paid-in capital for the six month period ended February 28, 2007.

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

During the period ended February 28, 2007, the Company completed its IPO and issued 3,623,950 common shares at $0.10 per share for a total of $362,395.

In connection with the above noted IPO, 20,000 common shares were returned to treasury and cancelled during the second quarter ended February 28, 2007.

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

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,623,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395. In connection with the above offering, 20,000 common shares were returned to treasury and cancelled during the second quarter ended February 28, 2007.

As of February 28, 2007, we had total assets of $349,862 comprised of $334,353 in cash, $1,615 in equipment and $13,894 in unproved oil and gas property. This reflects an increase of $178,321 of the value of our total assets from $171,541 on August 31, 2006.

As of February 28, 2007, our total liabilities decreased to $2,060 from $2,091 as of August 31, 2006. The decrease was due entirely to the payment of trade debt.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next two months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $9,963 for the quarter ending February 28, 2007, due primarily to legal fees and miscellaneous office expenses. This was an increase from the operating loss of $5,514 for the quarter ending February 28, 2006.

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

As  of  February  28,  2007, there were 70 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,623,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395. In connection with the above noted offering, 20,000 common shares were returned to treasury and cancelled during the second quarter ended February 28, 2007.

Offering expenses were $15,961. The remainder of the $25,000 budgeted for offering expenses will be allocated to working capital. After offering expenses, the net offering proceeds were $344,434. As of February 28, 2007, we have used the net proceeds to pay $2,153 for equipment, $5,375 for professional services and $1,556 for office expenses.

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

     THRUST ENERGY CORP.


Date: April 2, 2007                          /s/ Thomas Mills
                                             Thomas E. Mills
                                             President & Chief Financial Officer