Form 10QSB
period 2007-05-31
Thrust Energy Corp.
filed 2007-07-09
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2007

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

As of May 31, 2007, the Issuer had 13,603,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
May 31, 2007
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------
                                                                    MAY 31   AUGUST 31
                                                                      2007        2006
---------------------------------------------------------------------------------------
                                                                             (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $ 330,765   $ 157,647
---------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                               330,775     157,647
---------------------------------------------------------------------------------------

EQUIPMENT, net of accumulated amortization of $807                   1,346           -
---------------------------------------------------------------------------------------

OIL & GAS PROPERTY - UNPROVED                                       13,894      13,894
---------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $ 346,005   $ 171,541
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                         $     143   $   2,091
---------------------------------------------------------------------------------------

Total current liabilities                                              143       2,091

CONVERTIBLE DEBENTURE - RELATED PARTY                               25,000      25,000
---------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                   25,143      27,091
---------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  None                                            -           -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
Issued and outstanding:  13,603,950 common shares                      860         500

ADDITIONAL PAID-IN CAPITAL                                         361,368         771

SHARE SUBSCRIPTIONS RECEIVED                                             -     165,000

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                 (41,366)    (21,821)
---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         320,862     144,450
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 346,005   $ 171,541
=======================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficiency)
For the period from September 15, 2004 (inception) to May 31, 2007

(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated          Total
                                                                              Additional          Share       during  stockholders'
                                         Preferred Stock      Common Stock       paid-in  subscriptions  exploration         equity
                                          Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share               -   $   -  10,000,000  $ 500   $       -   $          -   $        -   $        500

Imputed interest from a shareholder            -       -           -      -          21              -            -             21

Loss and comprehensive loss for the period     -       -           -      -           -              -       (1,800)        (1,800)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -   $   -  10,000,000  $ 500   $      21   $          -   $   (1,800)  $     (1,279)
-----------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -   $   -           -  $   -   $       -   $    165,000   $        -   $    165,000

Imputed interest from a shareholder            -       -           -      -         750              -            -            750

Loss and comprehensive loss for the period     -       -           -      -           -              -      (20,021)       (20,021)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -   $   -  10,000,000  $ 500   $     771   $    165,000   $  (21,821)  $    144,450
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
October 16, 2006, $0.10 per share              -   $   -   3,623,950  $ 362   $ 362,033   $   (165,000)  $        -   $    197,395

Shares returned to treasury and cancelled      -       -     (20,000)    (2)     (1,998)             -            -         (2,000)

Imputed interest from a shareholder            -       -           -      -         562              -            -            562

Loss and comprehensive loss for the period     -       -           -      -           -              -      (19,545)       (19,545)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2007                          -   $   -  13,603,950  $ 860   $ 361,368   $          -   $  (41,366)  $    320,862
===================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                    September 15, 2004         Three months ended        Nine months ended
                                                        (inception) to               May 31                    May 31
                                                          May 31, 2007         2007         2006         2007         2006
---------------------------------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                       $         15,260   $      954   $    2,193   $    7,420   $    6,954
Amortization                                                       808          269            -          808            -
Bank charges                                                       288           28            -          166           64
Legal                                                           12,716           80            -        6,992        5,983
Filing fees                                                      2,171           79            -           79          349
Interest                                                         1,332          187           88          561          562
Office                                                           1,807          274            -        1,807            -
Transfer agent                                                   5,212          258            -        1,712            -
Leases                                                           1,772            -            -            -            -
---------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                  41,366        2,129        2,381       19,545       13,912
---------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (41,366)  $   (2,129)  $   (2,381)  $  (19,545)  $  (13,912)
===========================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                         $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
===========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                      13,603,950   10,000,000   13,027,318   10,000,000
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                            Cumulative from
                                                         September 15, 2004       Nine months ended
                                                             (inception) to             May 31
                                                               May 31, 2007        2007        2006
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                        $          (41,366)  $ (19,545)  $(13,912)
Adjustments for items not involving cash:
- amortization                                                          808         808          -
- imputed interest                                                    1,332         561        562
Changes in operating assets and liabilities
- oil and gas property lease                                        (13,894)          -          -
- (increase) in prepaid expenses                                          -           -     (2,500)
- increase in accounts payable and accrued liabilities                  143      (1,948)     5,044
---------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                               (52,977)    (20,124)   (10,806)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                            -           -          -
Purchase equipment                                                   (2,153)     (2,153)         -
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds received on convertible debenture                           25,000           -          -
Share subscription received                                               -    (165,000)         -
Proceeds from issuance of common stock                              360,895     360,395          -
---------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           385,895     195,395          -
---------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                    330,765     173,118    (10,806)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            -     157,647     12,864
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $          330,765   $ 330,765   $  2,058
===================================================================================================

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of May 31, 2007, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2007, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of May 31, 2007, we had $237,603 in a bank beyond insured limits.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended May 31, 2007 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Office  Equipment

Office equipment is carried at cost and is amortized over its estimated useful life of two year straight line. Office equipment is written down to its net realizeable value if it is determined that its carrying value exceeds estimated future benefit to the Company.

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

We did not grant any stock options during the period ended May 31, 2007.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of December 15, 2006. The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", ("FAS 158"). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments

NOTE  3  -  OIL  AND  GAS  PROPERTY

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

NOTE 4 - CONVERTIBLE DEBENTURE

On August 22, 2005, we issued a convertible debenture to our principal shareholder and a director in the amount of $25,000. The convertible debenture is unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. We charged imputed interest at 3.0% per annum and recorded a total of $561 to the additional paid-in capital for the nine month period ended May 31, 2007.

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

During the period ended May 31, 2007, the Company completed its IPO and issued 3,623,950 common shares at $0.10 per share for a total of $362,395.

In connection with the above noted IPO, 20,000 common shares were returned to treasury and cancelled during the second quarter ended May 31, 2007.

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

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,623,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395. In connection with the above offering, 20,000 common shares were returned to treasury and cancelled.

As of May 31, 2007, we had total assets of $346,005 comprised of $330,765 in cash, $1,346 in equipment and $13,894 in unproved oil and gas property. This reflects an increase of $174,464 of the value of our total assets from $171,541 on August 31, 2006.

As of May 31, 2007, our total liabilities decreased to $143 from $2,091 as of August 31, 2006. The decrease was due entirely to the payment of trade debt.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next two months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $2,129 for the quarter ending May 31, 2007, due primarily to accounting fees. This was a nominal decrease from the operating loss of $2,381 for the quarter ending May 31, 2006.

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

As  of  May  31,  2007,  there  were  70  owners  of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,623,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395. In connection with the above noted offering, 20,000 common shares were returned to treasury and cancelled.

Our total offering expenses were $25,290. Of this amount, $14,523 was paid from the offering proceeds. The remainder ($10,767) was paid from the proceeds of a non-interest bearing loan from our President.

After paying offering expenses, the net offering proceeds were $345,872. As of May 31, 2007, we have used the net proceeds to pay $2,153 for equipment, $17,864 for professional services and $3,430 for office expenses.

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

                                             THRUST ENERGY CORP.


Date: June 29, 2007                          /s/ Thomas Mills
                                             Thomas E. Mills
                                             President & Chief Financial Officer