Form 10KSB
period 2007-08-31
Thrust Energy Corp.
filed 2007-11-21
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2007

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

           888 3RD STREET SW, SUITE 1000, CALGARY, ALBERTA     T2P 5C4
             (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number: (403) 988-3981

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

The Issuer had no revenue for the fiscal year ended August 31, 2007.

As of August 31, 2007, the Issuer had 13,603,950 shares of Common Stock outstanding.

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

We were incorporated in the State of Nevada on September 15, 2004. Our office is located at Suite 1000, 888 3rd Street SW, Calgary, Alberta. We have no subsidiaries. Our telephone number is (403) 988-3981. Our facsimile number is
(604)  687-3253.

On November 30, 2005, we effected a 2 for 1 forward split of our issued and outstanding shares of common stock. As a result of the stock split, our issued and outstanding common stock increased from 5,000,000 shares to 10,000,000 shares.

BUSINESS

We are an exploration stage oil and gas company. Since our business requires significant capital and we have limited assets and resources, we intend to initially participate in the oil and gas industry by acquiring undivided working interests in small oil and gas exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. There can be no assurance that we will be successful in our exploration and investment activities. A "working interest" is an interest in a well that bears the drilling and operating expenses thereof. A "non-operating interest" is a working interest for which the owner does not operate the well.

Our management is not experienced in the oil and gas industry. We are therefore relying on consultants to identify, evaluate and structure suitable oil and gas acquisition opportunities. We have not retained any geologist, geoscientist or engineer qualified to provide such services. With the assistance of consultants and, to a lesser extent, unsolicited submissions, we intend to evaluate potential acquisitions of oil and gas interests in the United States and Canada that may become available on acceptable terms and that have the potential to provide us with production revenue and reserves. We will also rely on third parties for outsourced drilling and exploration services as appropriate. By outsourcing an appropriate level of the capital-intensive aspects of our business, we expect to achieve significant cost savings and operational efficiencies.

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

We have not earned any revenue since our inception. We are focusing our efforts upon acquiring non-operating interests in projects that are already producing oil or natural gas and that will yield a positive cash flow to fund our operations and re-investment in other oil and gas projects. We also intend to acquire non-operating interests in exploration projects, but these investments have a higher risk and are less likely to generate revenue. While we have reviewed several farm-in opportunities, we have not made any acquisitions or investments to date.

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

EMPLOYEES

We currently have no employees other than our sole officer and director, who has not been paid for their services. We do not have any employment agreements with our sole director and officer. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.

Since our sole officer and director is not experienced with oil or gas exploration, we intend to retain qualified persons on a contract basis as needed from time to time to identify, evaluate and structure suitable oil and gas investment opportunities. We have not looked for or talked to any geologist, geoscientist or engineer who will perform work for us in the future.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY, SO IT WILL BE DIFFICULT FOR POTENTIAL INVESTORS TO JUDGE OUR PROSPECTS FOR SUCCESS.

We are a newly organized development stage corporation and have a no operating history from which to evaluate our business and prospects. We have incurred net losses since inception and earned no revenue. There can be no assurance that our future operations will be implemented successfully or that we will ever have profits. If we are unable to sustain our operations, investors may lose their entire investment. Prospective purchasers of our stock should be aware of the difficulties normally encountered by new oil and gas companies and the high rate of failure of such enterprises. These risks include without limitation the fact that our initial acquisitions may deplete available start-up capital and not result in commercially producible quantities of oil or gas. Unless some of our initial acquisitions result in oil or gas production, our business will most likely fail. In evaluating our business and prospects, these difficulties should be considered.

IF WE ARE UNABLE TO CONTINUE OPERATIONS AS A GOING CONCERN, INVESTORS MAY LOSE THEIR INVESTMENT.

The report of our independent auditors that accompanies our August 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent upon raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow then we will not be able to continue operations and our shareholders may lose their investment.

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

SINCE OUR MANAGEMENT HAS NO EXPERIENCE IN OIL AND GAS EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our sole director and officer have no oil and gas experience. Neither of them has any technical training in either oil or gas producing operations. As a result of this inexperience, all business decisions made by them regarding oil and gas acquisition and exploration will be in reliance on the advice of others. We intend to retain qualified persons on a contract basis as needed from time to time to identify, evaluate and structure suitable oil and gas investment opportunities. We have not looked for or talked to any geologist, geoscientist or engineer who will perform work for us in the future. If reliable advice is not available, it is likely that our business will fail.

SINCE MR. MILLS HAS OTHER BUSINESS INTERESTS, HE WILL ONLY BE DEVOTING 15% OF HIS TIME (SIX HOURS PER WEEK) TO OUR OPERATIONS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Since Mr. Mills, our sole officer and director, has other outside business activities, he will only be devoting 15% of his time, or six hours per week, to our operations. As a result, our operations may be sporadic and occur at times that are convenient to Mr. Mills. Consequently, our business activities may be periodically interrupted or suspended.

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

SINCE OUR SOLE OFFICER AND DIRECTOR IS NOT LOCATED IN THE UNITED STATES, INVESTORS WISHING TO EFFECT LEGAL SERVICE AGAINST HIM WILL HAVE DIFFICULTY DOING SO, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO STRICTLY ENFORCE THEIR LEGAL RIGHTS.

We were incorporated in the State of Nevada and have an agent for service in Carson City, Nevada. Our agent for service will accept on our behalf the service of any legal process and any demand or notice authorized by law to be served upon a corporation. Our agent for service will not, however, accept service on behalf of any of our sole officer or director. Our sole director and officer is a resident of Canada and does not have an agent for service in the United States. Therefore, it may be difficult for a resident of a country other than Canada to serve our sole director and officer with legal process or a demand or notice.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "TEGC". The following quotations obtained from Stockhouse.com reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

                      -----------------------------------
                        QUARTER ENDED      HIGH     LOW
                        August 31, 2007   $0.37   $0.25
                      -----------------------------------

SHAREHOLDERS

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204 (Telephone: 503.227.2950;
Facsimile:  503.227.6874).

On October 23, 2007, the shareholders' list of our shares of common stock showed 42 registered holders of our shares of common stock and 13,603,950 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

During the fiscal year ended August 31, 2007, we did not declare or pay any cash dividends on our common stock.

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

Our total offering expenses were $25,290. Of this amount, $14,523 was paid from the offering proceeds. The remainder ($10,767) was paid from the proceeds of a non-interest bearing loan of $25,000 from our President, Thomas Mills, which was convertible into shares of our common stock at the rate of $0.25 per share. On July 31, 2007, we repaid the convertible loan in full. We did not intend to repay the loan from the proceeds of our initial public offering, but in light of our lack of revenue, the convertibility of the loan and the fact that the loan proceeds were primarily used to pay for offering and startup expenses, the directors resolved (Mr. Mills abstaining) that it was in the best interests of the corporation to repay the loan from the proceeds.

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. As of August 31, 2007, we have used the net proceeds to pay $1,775 for delay rental on the La Vaca Prospect, $2,154 for equipment, $19,664 for professional services and office expenses.


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

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on April 19, 2006, and terminated on October 16, 2006. We sold 3,603,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $360,395.

As of August 31, 2007, we had total assets of $317,329, comprised of $300,123 in cash, $2,235 in prepaid expenses, $13,894 in unproven oil and gas property and $1,077 in equipment . This is an increase from $171,541 in total assets as of August 31, 2006. This increase was attributable to the proceeds of subscription received in connection with our initial public offering, less professional fees and administrative expenses.

As of August 31, 2007, our total liabilities decreased to Nil from $27,091 as of August 31, 2006. This decrease resulted from the repayment of the convertible debenture owing to a director and payment of trade creditors.

As of August 31, 2007, we had working capital of $302,358 compared with a working capital of $155,556 as of August 31, 2006.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $23,203 for the fiscal year ending August 31, 2007, due primarily to offering costs, asset depreciation and office expenses. This was an increase from the operating loss of $20,021 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

THRUST ENERGY CORP.
(An Exploration Stage Company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

August 31, 2007 and 2006



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

VELLMER & CHANG
Chartered Accountants
                                                         505 - 815 Hornby Street
                                                         Vancouver, B.C, V6Z 2E6
                                                              Tel:  604-687-3776
                                                               Fax: 604-687-3778
                                                   E-mail: info@vellmerchang.com
                                  * denotes a firm of incorporated professionals



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

THRUST  ENERGY  CORP.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Thrust Energy Corp. (an exploration stage company) as at August 31, 2007 and 2006 and the related statements of stockholders' equity, operations and cash flows for the period from September 15, 2004 (date of inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2007 and 2006 and the results of its operations and its cash flows for the period from September 15, 2004 (date of inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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




VANCOUVER, CANADA                         "VELLMER & CHANG"
OCTOBER 29, 2007                    CHARTERED ACCOUNTANTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
August 31, 2007
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------
                                                                     2007       2006
-------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $300,123   $157,647
     Prepaid Expenses                                               2,235          -
-------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              302,358    157,647
-------------------------------------------------------------------------------------

OIL & GAS PROPERTY - UNPROVED                                      13,894     13,894
-------------------------------------------------------------------------------------

EQUIPMENT, net of accumulated amortization of $1,077 (Note 4)       1,077          -
-------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $317,329   $171,541
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                    $      -   $  2,091
-------------------------------------------------------------------------------------

Total current liabilities                                               -      2,091

CONVERTIBLE DEBENTURE - RELATED PARTY (NOTE 5)                          -     25,000
-------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                       -     27,091
-------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (NOTE 9)

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                      -          -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                860        500

ADDITIONAL PAID-IN CAPITAL                                        361,493        771

SHARE SUBSCRIPTION RECEIVED                                             -    165,000

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                (45,024)   (21,821)
-------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                        317,329    144,450
-------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $317,329   $171,541
=====================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to August 31, 2007

(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                           Preferred Stock       Common Stock     paid-in  subscriptions  exploration         equity
                                           Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     July 5, 2005, $0.00005 per share           -  $    -  10,000,000  $  500  $       -   $              $        -   $        500

Imputed interest from a shareholder             -       -           -       -         21              -            -             21

Loss and comprehensive loss for the period      -       -           -       -          -              -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                        -  $    -  10,000,000  $  500  $      21   $          -   $   (1,800)  $     (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -  $    -           -  $    -  $       -   $    165,000   $        -   $    165,000

Imputed interest from a shareholder             -       -           -       -        750              -            -            750

Loss and comprehensive loss for the year        -       -           -       -          -              -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                        -  $    -  10,000,000  $  500  $     771   $    165,000   $  (21,821)  $    144,450
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
     November 29, 2006, $0.10 per share         -  $    -   3,603,950  $  360  $ 360,035   $   (165,000)  $        -   $    195,395

Imputed interest from a shareholder             -       -           -       -        687              -            -            687

Loss and comprehensive loss for the year        -       -           -       -          -              -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                        -  $    -  13,603,950  $  860  $ 361,493   $          -   $  (45,024)  $    317,329
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004
                                                          (inception) to         Year Ended         Year Ended
                                                         August 31, 2007    August 31, 2007    August 31, 2006
--------------------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                       $          16,320     $        8,480     $        7,840
Amortization                                                      1,077              1,077                  -
Bank charges                                                        296                174                 86
Filing fees                                                       2,171                 79                349
Interest                                                          1,458                687                750
Property lease payment                                            3,547              1,775              1,772
Legal                                                            12,716              6,992              5,724
Office                                                            2,227              2,227                  -
Transfer agent                                                    5,212              1,712              3,500
--------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   45,024             23,203             20,021
--------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $         (45,024)    $      (23,203)    $      (20,021)
==============================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                            $        (0.00)    $        (0.00)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                             12,715,305         10,000,000
==============================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                             Cumulative from
                                                          September 15, 2004
                                                              (inception) to         Year Ended         Year Ended
                                                             August 31, 2007    August 31, 2007    August 31, 2006
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss) for the period                          $         (45,024)    $      (23,203)    $      (20,021)

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
- amortization                                                        1,077              1,077                  -
- imputed interest                                                    1,458                687                750
Changes in operating assets and liabilities
- oil and gas property lease                                        (13,894)                 -                  -
- (increase) in prepaid expenses                                     (2,235)            (2,235)                 -
- (decrease) in accounts payable and accrued liabilities                  -             (2,091)              (946)
------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                               (58,618)           (25,765)           (20,217)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of equipment                                                (2,154)            (2,154)                 -
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayment of convertible debenture                                        -            (25,000)                 -
Proceeds from issuance of common stock                              360,895            360,395                  -
Share subscription received                                               -           (165,000)           165,000
------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           360,895            170,395            165,000

INCREASE IN CASH                                                    300,123            142,476            144,783

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            -            157,647             12,864
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $         300,123     $      300,123     $      157,647
==================================================================================================================

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2007, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2007, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of August 31, 2007, we had approximately $205,872 (2006:
$67,400)  in  a  bank  beyond  insured  limits.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the year ended August 31, 2007 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

Equipment

Computer equipment is carried at cost and is amortized over its estimated useful life at a rat of 50% straight line per year. Computer equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

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

We did not grant any stock options during the years ended August 31, 2007 and 2006.

Recent  Accounting  Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.
In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.
In September 2006, the SEC announced Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, "The fair value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company's financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

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

Pursuant to the Lease Agreement, we are required to commence our operations on the above said land before the first anniversary date or tender the sum of $1,730.75 as the delay rental to cover the privilege of deferring operations for one year from said date. The Lease Agreement is subject to a royalty payment equal to one-fourth (1/4) of the gross proceeds of sale of all oil and/or gas and saved in any combination from the leased premises as further set out in the Lease Agreement. Further, the Lease Agreement is also subject to a minimum guaranteed royalty in the event of production, which will be in a sum not less than the annual delay rental, or Twenty Five Dollars ($25.00) per acre, whichever is greater, multiplied by the number of acres allocated to proration unit(s), as set out in the Lease Agreement, for producing well(s) located on or pooled with the leased premises. During the fiscal year 2007, the Company incurred $1,775 (2006: $1,772) as the delay rental expense.

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

NOTE  4  -  EQUIPMENT

                                  August 31, 2007

                       Cost   Accumulated Amortization   Net Book Value

Computer equipment  $ 2,154                    $ 1,077          $ 1,077


NOTE 5 - CONVERTIBLE DEBENTURE

On August 22, 2005, we issued a convertible debenture to our principal shareholder and a director in the amount of $25,000. The convertible debenture was unsecured, non-interest bearing, due December 31, 2007 and convertible at the option of the holder at a price of $0.25 per share at any time. We charged imputed interest at 3.0% per annum and recorded a total of $1,458 to the additional paid-in capital for the period from inception (September 15, 2004) to August 31, 2007. We repaid the convertible debenture in full on July 31, 2007.

We did not incur beneficial conversion charges because the conversion price is greater than the fair value of our equity.


NOTE 6 - PREFERRED AND COMMON STOCK

We have 5,000,000 shares of preferred stock authorized and none issued.

We have 100,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

The offering period for our initial public offering expired on October 16, 2006. During the offering period, we sold a total 3,603,950 common shares at $0.10 per share for cash proceeds of $360,395.


NOTE 7 - RELATED PARTY TRANSACTIONS

See Note 5.

NOTE 8 - INCOME TAXES

At August 31, 2007, we had deferred tax assets of approximately $15,800 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2007. The significant components of the deferred tax asset at August 31, 2007 were as follows:

                                      August 31, 2007     August 31, 2006
Net operating loss carryforwards      $       15,800      $        7,630
Valuation allowance                          (15,800)             (7,630)
Net deferred tax asset                $            -      $           -

At August 31, 2007, we had net operating loss carryforwards of approximately $45,000, which expire in the year 2025 through 2027.


NOTE 9 - CONTINGENCIES AND COMMITMENTS

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

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

--------------------------------------------------------------------------------
                                                               PERIOD SERVED AS
NAME                                    POSITION          AGE  DIRECTOR/OFFICER
--------------------------------------------------------------------------------

Thomas Mills                    CEO, President, CFO,       39  2005 to present
888 3rd Street SW, Suite 1000,  Secretary and a director
Calgary, AB  T2P 5C4
--------------------------------------------------------------------------------

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


ITEM  10.     EXECUTIVE  COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer for all services rendered in all capacities to us and our subsidiaries for each of our last two fiscal years and for the period from inception to August 31, 2007.


SUMMARY  COMPENSATION  TABLE
----------------------------------------------------------------------------------------------------
                      ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                                             AWARDS                 PAYOUTS
NAME AND                                             RESTRICTED
PRINCIPAL                              OTHER ANNUAL       STOCK                   LTIP     ALL OTHER
POSITION (1)      YEAR  SALARY  BONUS  COMPENSATION      AWARDS  OPTIONS/SARS  PAYOUTS  COMPENSATION
----------------------------------------------------------------------------------------------------

Thomas Mills (1)  2005     nil    nil           nil         nil           nil      nil           nil
                  2006     nil    nil           nil         nil           nil      nil           nil
                  2007     nil    nil           nil         nil           nil      nil           nil
----------------------------------------------------------------------------------------------------

(1)     No  executive  officer  received greater than $100,000 in salary during the fiscal period ending August
31,  2007,  or  the  subsequent  fiscal year ending August 31, 2007. Furthermore, no executive officer received perquisites  and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10%
of  the  total  of  annual  salary  and  bonus  paid  during  the  respective  fiscal  years.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2007 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

------------------------------------------------------------------------
NAME AND ADDRESS                                   NUMBER OF SHARES    %
------------------------------------------------------------------------
Thomas Mills
807-1050 Burrard Street
Vancouver, BC  V6Z 2S3                                   10,000,000   74
------------------------------------------------------------------------
Directors and officers as a group (two persons)          10,000,000   74
------------------------------------------------------------------------

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

---------------------------------------------------------------------------
NAME          POSITION WITH COMPANY  SHARES     CONSIDERATION  DATE
---------------------------------------------------------------------------

Thomas Mills  CEO, President, CFO,
              director               8,000,000  $ 400          June 5, 2005
---------------------------------------------------------------------------

Lou Hilford   Vice-president,
              Secretary, director    2,000,000  $ 100          June 5, 2005
---------------------------------------------------------------------------

     On August 22, 2005, we issued an unsecured convertible debenture in the amount of $25,000 to Thomas Mills, our President. The convertible debenture does not accrue interest and is due and payable on December 31, 2007. The convertible debenture may be converted at any time by the holder into our common stock at the holder's option at a conversion price equal to $0.25 per share. Proceeds from this debenture were used to acquire the La Vaca Prospect, with the remainder being applied to pay the costs of our initial public offering, professional fees and working capital. We repaid the debenture in full on July 31, 2007.

On August 27, 2007, Mr. Lou Hilford resigned for personal reasons as a director and officer of the Company. On the same date, Mr. Thomas Mills was appointed in his place as our new Secretary.

ITEM 13.     EXHIBITS

EXHIBIT  TITLE

 3.1 Articles of Incorporation, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
 3.2 Amended and Restated Bylaws, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
 4.1 Form of Stock certificate, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
10.1 Oil, Gas and Mineral Lease between Thrust Energy Corp. and Sandy Monferdini et al., incorporated by reference from the For
14.1 Code of Ethics for Senior Financial Officers, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed Nov
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or
         17CFR 240.15d-14(a)
32.1     Certifications pursuant to 18 U.S.C. Section 1350
99.1 Map of Jim Wells County, Texas, showing the location of the La Vaca Prospect, incorporated by reference from the Form 10KS

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 was $5,141.

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended August 31, 2007 was approximately $6,000.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2006 and 2007, the aggregate fees billed for assurance and related services by Vellmer & Chang relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,079 and $3,339, respectively.

TAX  FEES

For the fiscal years ended August 31, 2006 and 2007, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2006 and 2007, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

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

                                THRUST ENERGY CORP.



Date:  November 20, 2007        By:/s/ Thomas Mills
                                   Thomas Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                     DATE

/s/ Thomas Mills     Chief Executive Officer,                  November 20, 2007
Thomas Mills         Chief Principal Accounting Officer,
                     President & Director