Form 10KSB/A
period 2007-08-31
Thrust Energy Corp.
filed 2007-11-21
CIK 1343009

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

We were incorporated in the State of Nevada on September 15, 2004. Our office is located at Suite 1000, 888 3rd Street SW, Calgary, Alberta. We have no subsidiaries. Our telephone number is (403) 988-3981. Our facsimile number is
(403) 451-1748.

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