Form 10QSB
period 2007-11-30
Thrust Energy Corp.
filed 2008-01-14
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2007

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

As of November 30, 2007, the Issuer had 13,623,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
November 30, 2007
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------
                                                                 NOVEMBER 30   AUGUST 31
                                                                        2007        2007
-----------------------------------------------------------------------------------------
                                                                               (audited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $   299,917   $ 300,123
     Prepaid Expenses                                                  1,758       2,235
-----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 301,675     302,358

OIL & GAS PROPERTY - UNPROVED                                         13,894      13,894
-----------------------------------------------------------------------------------------

EQUIPMENT, net of accumulated amortization of $1,346                     808       1,077
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $   316,377   $ 317,329
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                    $     6,305   $       -
-----------------------------------------------------------------------------------------

Total current liabilities                                              6,305           -

CONTINGENCIES AND COMMITMENTS (NOTE 6)

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                         -           -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                   860         860

ADDITIONAL PAID-IN CAPITAL                                           361,493     361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                   (52,281)    (45,024)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           310,072     317,329
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   316,377   $ 317,329
=========================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to November 30, 2007
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                        Preferred Stock        Common Stock       paid-in  subscriptions  exploration         equity
                                         Shares  Amount      Shares    Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
July 5, 2005, $0.00005 per share              -  $    -  10,000,000  $    500  $        -  $          -   $        -   $        500

Imputed interest from a shareholder          -        -           -         -          21             -            -             21

Loss and comprehensive loss for period       -        -           -         -           -             -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                     -   $    -  10,000,000  $    500  $       21  $              $   (1,800)  $     (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                  -   $    -           -  $      -  $        -  $    165,000   $        -   $    165,000

Imputed interest from a shareholder          -        -           -         -         750             -            -            750

Loss and comprehensive loss for period       -        -           -         -           -             -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                     -   $    -  10,000,000  $    500  $      771  $    165,000   $  (21,821)  $    144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                  -   $    -   3,603,950  $    360  $  360,035  $   (165,000)  $        -   $    195,395

Imputed interest from a shareholder          -        -           -         -         687             -            -            687

Loss and comprehensive loss for period       -        -           -         -           -             -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                     -   $    -  13,596,750  $    860  $  361,493  $          -   $  (45,024)  $    317,329
------------------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder          -        -           -         -           -             -            -              -

Loss and comprehensive loss for period       -        -           -         -           -             -       (7,257)        (7,257)
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2007                   -   $    -  13,596,750  $    860  $  361,493  $          -   $  (52,281)  $    310,072
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004         Three months ended
                                                          (inception) to            November 30
                                                       November 30, 2007         2007         2006
---------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                       $         21,832     $    5,512   $    5,141
Amortization                                                     1,346            269          269
Bank charges                                                       302              6           41
Filing fees                                                      2,171              -            -
Interest                                                         1,458              -          187
Leases                                                           3,547              -            -
Legal                                                           12,716              -            -
Office                                                           3,522          1,295          521
Transfer agent                                                   5,387            175        1,221
---------------------------------------------------------------------------------------------------

OPERATING LOSS                                                  52,281          7,257        7,380
---------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (52,281)    $   (7,257)  $   (7,380)
===================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                     -     $    (0.00)  $    (0.00)
===================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                  -     13,603,950   10,079,647
===================================================================================================


The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                       Cumulative from
                                                                    September 15, 2004       Three months ended
                                                                        (inception) to          November 30
                                                                     November 30, 2007        2007        2006
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                                    $(52,281)           $  (7,257)   $ (7,380)
Adjustments for items not involving cash:
- amortization                                                          1,346                  269         269
- imputed interest                                                      1,458                    -         187
Changes in operating assets and liabilities
- oil and gas property lease                                          (13,894)                   -           -
- (increase) decrease in prepaid expenses                              (1,758)                 477           -
- increase (decrease)  in accounts payable and accrued liabilities      6,305                6,305      (1,820)
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                 (58,824)                (206)     (8,744)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                     (2,154)                   -      (2,153)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Share subscription received                                                 -                    -           -
Proceeds from issuance of common stock                                360,895                    -           -
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   -                    -           -
----------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                      299,917                 (206)    (10,897)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              -              300,123     157,647
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $299,917            $ 299,917    $146,750
================================================================================================================


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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of November 30, 2007, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2007, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of November 30, 2007, we had approximately $200,000 (August 31, 2007: $205,872) in a bank beyond insured limits.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the year ended November 30, 2007 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended November 30, 2007.

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

Pursuant to the Lease Agreement, we are required to commence our operations on the above said land before the first anniversary date or tender the sum of $1,730.75 as the delay rental to cover the privilege of deferring operations for one year from said date. The Lease Agreement is subject to a royalty payment equal to one-fourth (1/4) of the gross proceeds of sale of all oil and/or gas and saved in any combination from the leased premises as further set out in the Lease Agreement. Further, the Lease Agreement is also subject to a minimum guaranteed royalty in the event of production, which will be in a sum not less than the annual delay rental, or Twenty Five Dollars ($25.00) per acre, whichever is greater, multiplied by the number of acres allocated to proration unit(s), as set out in the Lease Agreement, for producing well(s) located on or pooled with the leased premises. During the period, the Company did not incur any delay rental expense.

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


NOTE 4 - PREFERRED AND COMMON STOCK

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


NOTE 5 - RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities $818 was payable to a director of the Company.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

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

As of November 30, 2007, we had total assets of $316,377 comprised of $299,917 in cash, $1,758 in prepaid expenses, $808 in equipment and $13,894 in unproved oil and gas property. This reflects a decrease of $952 of the value of our total assets from $317,329 on August 31, 2007.

As of November 30, 2007, our total liabilities increased to $6,305 from $nil as of August 31, 2007. The increase was primarily due to accounting fees.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next two months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $7,257 for the quarter ending November 30, 2007, due primarily to accounting and transfer agent fees. This was a nominal decrease from the operating loss of $7,380 for the quarter ending November 30, 2006.

ITEM  3.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

At present, our common stock is quoted on the NASD over-the-counter bulletin board under the trading symbol TEGC.

As  of  November  30,  2007  there were 42 owners of record of our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. As of November 30, 2007, we have used the net proceeds to pay $1,775 for delay rental on the La Vaca Prospect, $2,154 for equipment, $25,382 for professional services and office expenses.

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