Form 10QSB
period 2008-02-29
Thrust Energy Corp.
filed 2008-04-14
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2008

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

As of February 29, 2008, the Issuer had 13,603,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
February 29, 2008
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------
                                                                     FEBRUARY 29      AUGUST 31
                                                                            2008           2007
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $   292,683     $  300,123
     Prepaid Expenses                                                      1,280          2,235
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     293,963        302,358
------------------------------------------------------------------------------------------------

OIL & GAS PROPERTY - UNPROVED                                             13,894         13,894
------------------------------------------------------------------------------------------------

EQUIPMENT, net of accumulated amortization of $1,615                         538          1,077
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $   308,395     $  317,329
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                        $       125     $        -
------------------------------------------------------------------------------------------------

Total current liabilities                                                    125              -
------------------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                             -              -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                       860            860

ADDITIONAL PAID-IN CAPITAL                                               361,493        361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                       (54,083)       (45,024)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               308,270        317,329
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   308,395     $  317,329
================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to February 29, 2008
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                          Preferred Stock       Common Stock      paid-in  subscriptions  exploration         equity
                                           Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
July 5, 2005, $0.00005 per share                -  $    -  10,000,000  $  500  $        -  $          -   $        -   $        500

Imputed interest from a shareholder             -       -           -       -          21             -            -             21

Loss and comprehensive loss for the period      -       -           -       -           -             -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                        -  $    -  10,000,000  $  500  $       21  $          -   $   (1,800)  $     (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -  $    -           -  $    -  $        -  $    165,000   $        -   $    165,000

Imputed interest from a shareholder             -       -           -       -         750             -            -            750

Loss and comprehensive loss for the period      -       -           -       -           -             -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                        -  $    -  10,000,000  $  500  $      771  $    165,000   $  (21,821)  $    144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -  $    -   3,603,950  $  360  $  360,035  $   (165,000)  $        -   $    195,395

Imputed interest from a shareholder             -       -           -       -         687             -            -            687

Loss and comprehensive loss for the period      -       -           -       -           -             -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                        -  $    -  13,596,750  $  860  $  361,493  $          -   $  (45,024)  $    317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period      -       -           -       -           -             -       (9,059)        (9,059)
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 29, 2008                      -  $    -  13,596,750  $  860  $  361,493  $          -   $  (54,083)  $    308,270
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                                           Cumulative from
                                                        September 15, 2004         Six months ended          Three months ended
                                                            (inception) to   February 29   February 28   February 29   February 28
                                                         February 29, 2008          2008          2007          2008          2007
----------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Accounting fees                                         $           22,724   $     6,405   $     6,466   $       893   $     1,325
Amortization                                                         1,615           538           538           270           269
Bank charges                                                           308            12           138             6            22
Filing fees                                                          2,171             -             -             -             -
Interest                                                             1,458             -           375             -           188
Leases                                                               3,547             -             -             -             -
Legal                                                               12,716             -         6,912             -         6,912
Office                                                               4,007         1,779         1,534           483         1,013
Transfer agent                                                       5,537           325         1,455           150           234
----------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                      54,083         9,059        17,418         1,802         9,963
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD          $          (54,083)  $    (9,059)  $   (17,418)  $    (1,802)  $    (9,963)
==================================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                             $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                           13,603,950    11,905,481    13,603,950    10,888,645
==================================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative from
                                                                       September 15, 2004        Six months ended
                                                                           (inception) to   February 29   February 28
                                                                        February 29, 2008          2008          2007
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                                      $          (54,083)  $    (9,059)  $  (17,418)
Adjustments for items not involving cash:
- amortization                                                                      1,615           538          538
- imputed interest                                                                  1,458             -          375
Changes in operating assets and liabilities
- oil and gas property lease                                                      (13,894)            -            -
- (increase) decrease in prepaid expenses                                          (1,280)          956            -
- increase (decrease)  in accounts payable and accrued liabilities                    125           125          (31)
---------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                             (66,059)       (7,440)     (16,536)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                                 (2,153)            -       (2,153)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Share subscription received                                                             -             -            -
Proceeds from issuance of common stock                                            360,895             -      195,395
---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               -             -      195,395
---------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                             292,683        (7,440)     176,706

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          -       300,123      157,647
---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $          292,683   $   292,683   $  334,353
=====================================================================================================================

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of February 29, 2008, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At February 29, 2008, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of February 29, 2008, we had approximately $190,000 (August 31, 2007: $205,872) in a bank beyond insured limits.

Fair  Value  of  Financial  Instruments

The carrying amount of our financial instruments, which includes cash and cash equivalents and accounts payable and accrued liabilities, approximate their fair value due to the short period to maturity of these instruments.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the year ended February 29, 2008 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended February 29, 2008.

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

In connection with our initial public offering expired on October 16, 2006, we sold a total 3,603,950 common shares at $0.10 per share for cash proceeds of $360,395.

NOTE 5 - CONTINGENCIES AND COMMITMENTS

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

As of February 29, 2008, we had total assets of $308,395 comprised of $292,683 in cash, $1,280 in prepaid expenses, $538 in equipment and $13,894 in unproved oil and gas property. This reflects a decrease of $8,934 of the value of our total assets from $317,329 on August 31, 2007.

As of February 29, 2008, our total liabilities increased to $125 from $nil as of August 31, 2007.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $1,802 for the quarter ending February 29, 2008, due primarily to accounting and transfer agent fees. This was a decrease from the operating loss of $9,963 for the quarter ending February 28, 2007.

ITEM  3.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 29, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

As  of  February  29,  2008  there were 42 owners of record of our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. As of February 29, 2008, we have used the net proceeds to pay $1,775 for delay rental on the La Vaca Prospect, $2,153 for equipment, $32,821 for professional services and office expenses.

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

                                           THRUST ENERGY CORP.



Date: April 2, 2008                        /s/ Thomas Mills
                                           Thomas Mills
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer