Form 10QSB
period 2008-07-04
Thrust Energy Corp.
filed 2008-07-07
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2008

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

As of May 31, 2008, the Issuer had 13,603,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
May 31, 2008
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------
                                                                     MAY 31     AUGUST 31
                                                                       2008          2007
-----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $291,618     $300,123
     Prepaid Expenses                                                   603        2,235
-----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                292,221      302,358
-----------------------------------------------------------------------------------------

OIL & GAS PROPERTY - UNPROVED                                        13,894       13,894
-----------------------------------------------------------------------------------------

EQUIPMENT, net of accumulated amortization of $1,884                    269        1,077
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $306,384     $317,329
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                      $    358     $      -
-----------------------------------------------------------------------------------------

Total current liabilities                                               358            -

CONTINGENCIES AND COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                        -            -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                  860          860

ADDITIONAL PAID-IN CAPITAL                                          361,493      361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                  (56,327)     (45,024)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          306,026      317,329
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $306,384     $317,329
=========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to May 31, 2008
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                         Preferred Stock        Common Stock      paid-in  subscriptions  exploration         equity
                                          Shares  Amount      Shares   Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
July 5, 2005, $0.00005 per share               -  $    -  10,000,000  $   500  $        -  $          -   $        -   $        500

Imputed interest from a shareholder            -       -           -        -          21             -            -             21

Loss and comprehensive loss for the period     -       -           -        -           -             -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -  $    -  10,000,000  $   500  $       21  $          -   $   (1,800)    $   (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -  $    -           -  $     -  $        -  $    165,000   $        -     $  165,000

Imputed interest from a shareholder            -       -           -        -         750             -            -            750

Loss and comprehensive loss for the period     -       -           -        -           -             -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -  $    -  10,000,000  $   500  $      771  $    165,000   $  (21,821)    $  144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -  $    -   3,603,950  $   360  $  360,035  $   (165,000)  $        -     $  195,395

Imputed interest from a shareholder            -       -           -        -         687             -            -            687

Loss and comprehensive loss for the period     -       -           -        -           -             -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                       -  $    -  13,603,950  $   860  $  361,493  $          -   $  (45,024)    $  317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period     -       -           -        -           -             -      (11,303)       (11,303)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2008                          -  $    -  13,603,950  $   860  $  361,493  $          -   $  (56,327)    $  306,026
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                                           Cumulative from
                                                        September 15, 2004        Nine months ended          Three months ended
                                                            (inception) to       May 31        May 31        May 31        May 31
                                                              May 31, 2008         2008          2007          2008          2007
----------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Accounting fees                                         $      23,627       $     7,307   $     7,420   $       903   $       954
Amortization                                                    1,884               808           808           269           269
Bank charges                                                      320                24           166            12            28
Filing fees                                                     2,171                 -            79             -            79
Interest                                                        1,458                 -           561             -           187
Leases                                                          3,547                 -             -             -             -
Legal                                                          12,716                 -         6,992             -            80
Office                                                          4,791             2,563         1,807           785           274
Transfer agent                                                  5,813               601         1,712           276           258
----------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                 56,327            11,303        19,545         2,245         2,129
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD          $     (56,327)      $   (11,303)  $   (19,545)  $    (2,245)  $    (2,129)
==================================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                    -       $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                 -        13,603,950    13,027,318    13,603,950    13,603,950
==================================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                           Cumulative from
                                                                        September 15, 2004     Nine months ended
                                                                            (inception) to    May 31       May 31
                                                                              May 31, 2008      2008         2007
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                                      $          (56,327)  $(11,303)   $ (19,545)
Adjustments for items not involving cash:
- amortization                                                                      1,884        808          808
- imputed interest                                                                  1,458          -          561
Changes in operating assets and liabilities
- oil and gas property lease                                                      (13,894)         -            -
- (increase) decrease in prepaid expenses                                            (603)     1,632            -
- increase (decrease)  in accounts payable and accrued liabilities                    358        358       (1,948)
------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                             (67,124)    (8,505)     (20,124)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                                 (2,153)         -       (2,153)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Share subscription received                                                            -           -     (165,000)
Proceeds from issuance of common stock                                           360,895           -      360,395
------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        360,895           -      195,395
------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                            291,618      (8,505)     173,118

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         -     300,123      157,647
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $         291,618    $291,618    $ 330,765
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of May 31, 2008, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2008, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of May 31, 2008, we had approximately $190,000 (August 31, 2007: $205,872) in a bank beyond insured limits.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statements. For the period ended May 31, 2008 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended May 31, 2008.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.


In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51".SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,(revised 2007), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

The FASB has additionally issued SFAS No. 155 to SFAS No. 159 and FIN No. 48 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

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

NOTE 4 - PREFERRED AND COMMON STOCK - CONTINUED

We have 100,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

In connection with our initial public offering, we sold a total 3,603,950 common shares at $0.10 per share for cash proceeds of $360,395.

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

As of May 31, 2008, we had total assets of $306,384 comprised of $291,618 in cash, $603 in prepaid expenses, $269 in equipment and $13,894 in unproved oil and gas property. This reflects a decrease of $10,945 of the value of our total assets from $317,329 on August 31, 2007.

As of May 31, 2008, our total liabilities increased to $358 from $nil as of August 31, 2007.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $2,245 for the quarter ending May 31, 2008, due primarily to accounting fees and office expenses. This was an increase from the operating loss of $2,129 for the quarter ending May 31, 2007.

ITEM  3.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

As  of  May  31,  2008  there  were  42  owners  of  record of our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. As of May 31, 2008, we have used the net proceeds to pay $1,775 for delay rental on the La Vaca Prospect, $2,153 for equipment, $34,797 for professional services and office expenses.

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

     THRUST ENERGY CORP.



Date: June 25, 2008                          /s/ Thomas Mills
                                             Thomas E. Mills
                                             President & Chief Financial Officer