Form 10KSB
period 2008-08-31
Thrust Energy Corp.
filed 2008-11-26
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 PLACECITYWASHINGTON, STATED.C. POSTALCODE20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

        For the fiscal year ended August 31, 2008

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

            1444-3044 BLOOR STREET WEST, TORONTO, ON         M8X 2Y8
            (Address of principal executive offices)       (Zip Code)

                   Issuer's telephone number: (647)456-9521

     888 3RD STREET SW, SUITE 1000, CALGARY, ALBERTA T2P 5C4  (403) 988-3981
                     (Former address and telephone number)

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

The Issuer had no revenue for the fiscal year ended August 31, 2008.

As of August 31, 2008, the Issuer had 13,603,950 shares of Common Stock outstanding.

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

We were incorporated in the State of placeStateNevada on September 15, 2004. Our office is located at Suite 1000, 888 3rd Street SW, Calgary, Alberta. We have no subsidiaries. Our telephone number is (403) 988-3981.

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

Our management is not experienced in the oil and gas industry. We are therefore relying on consultants to identify, evaluate and structure suitable oil and gas acquisition opportunities. We have not retained any geologist, geoscientist or engineer qualified to provide such services. With the assistance of consultants and, to a lesser extent, unsolicited submissions, we intend to evaluate potential acquisitions of oil and gas interests in the placecountry-regionUnited States and placecountry-regionCanada that may become available on acceptable terms and that have the potential to provide us with production revenue and reserves. We will also rely on third parties for outsourced drilling and exploration services as appropriate. By outsourcing an appropriate level of the capital-intensive aspects of our business, we expect to achieve significant cost savings and operational efficiencies.

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

We currently have no reserves of oil or gas and no production. Our assets are presently limited to cash. Due to prevailing market conditions, we have abandoned our interest in the La Vaca Prospect, a single oil and gas lease covering 346.16 undeveloped acres in Jim Wells County, Texas. We do not have any other oil, gas or mineral interests. Our current business plan is to locate another oil and gas property which will provide us better economy benefit.

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

We have not yet adopted any specific sales and marketing plans as we are currently locating new oil and gas projects. We will address the need to hire sales and marketing personnel if and when production begins.

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

EMPLOYEES

We currently have no employees other than our sole officer and director, who has not been paid for his services. We do not have any employment agreements with our sole director and officer. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.

Since our sole officer and director is not experienced with oil or gas exploration, we intend to retain qualified persons on a contract basis as needed from time to time to identify, evaluate and structure suitable oil and gas investment opportunities. We have not looked for or talked to any geologist, geoscientist or engineer who will perform work for us in the future.


ITEM  2.     DESCRIPTION  OF  PROPERTY

We do not presently own or lease any property.


ITEM  3.     LEGAL  PROCEEDINGS

Neither Thrust Energy Corp., nor its sole officer and director is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Thrust Energy Corp. or its sole officer and director. Our sole officer and director has not been convicted of a felony or misdemeanor relating to securities or performance in corporate office.



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

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

------------------------------------------
QUARTER  ENDED             HIGH      LOW
------------------------------------------
August  31,  2008          $0.37     $0.26
May  31,  2008             $0.26     $0.26
February  28,  2008        $0.29     $0.20
November  30,  2007        $0.50     $0.20
August  31,  2007          $0.37     $0.25
------------------------------------------

SHAREHOLDERS

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204 (Telephone: 503.227.2950; Facsimile:
503.227.6874).

On October 23, 2008, the shareholders' list of our shares of common stock showed 39 registered holders of our shares of common stock and 13,603,950 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

During the fiscal year ended August 31, 2008, we did not declare or pay any cash dividends on our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. As of August 31, 2008, we have used the net proceeds to pay $12,487 for professional services and office expenses.


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

As of August 31, 2008, we had total assets of $291,562, comprised entirely of cash. This was a decrease from $317,329 in total assets as of August 31, 2007. This decrease was primarily the result of the abandonment of our interest in the La Vaca Prospect, and the write-off of $13,895 in capitalized costs related to the acquisition of the La Vaca Prospect. The remainder of the decrease in our assets is due to accounting fees and office expenses.

As of August 31, 2008, our total liabilities increased to $1,691 from $nil as of August 31, 2007. This increase resulted from outstanding invoices payable to trade creditors.

As of August 31, 2008, we had working capital of $289,871 compared with a working capital of $302,358 as of August 31, 2007.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $27,458 for the fiscal year ending August 31, 2008, due primarily to the write off of $13,895 in capitalized costs related to acquiring the La Vaca Prospect, accounting fees, office expenses and equipment depreciation. This was an increase from the operating loss of $23,204 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

THRUST ENERGY CORP.
(An Exploration Stage Company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

August 31, 2008 and 2007



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
CHARTERED ACCOUNTANTS
                                                         505 - 815 Hornby Street
                                                         Vancouver, B.C, V6Z 2E6
                                                              Tel:  604-687-3776
                                                               Fax: 604-688-3373
                                                    E-mail: info@changleellp.com



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

THRUST  ENERGY  CORP.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Thrust Energy Corp. (an exploration stage company) as at August 31, 2008 and 2007 and the related statements of stockholders' equity, operations and cash flows for the period from dateYear2004Day15Month9lstransSeptember 15, 2004 (date of inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the results of its operations and its cash flows for the period from dateYear2004Day15Month9lstransSeptember 15, 2004 (date of inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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


VANCOUVER, CANADA                                          "Chang Lee LLP"
NOVEMBER 8, 2008                                           CHARTERED ACCOUNTANTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
August 31, 2008
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------
                                                                           2008        2007
--------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $ 291,562   $ 300,123
     Prepaid Expenses                                                         -       2,235
--------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    291,562     302,358
--------------------------------------------------------------------------------------------

OIL & GAS PROPERTY - UNPROVED - 13,894

EQUIPMENT, net of accumulated amortization of $2,153 (2007 - $1,076)          -       1,077
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $ 291,562   $ 317,329
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                         $   1,691   $       -
--------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 1,691           -

STOCKHOLDERS' EQUITY

PREFERRED STOCK (NOTE 4)
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                            -           -

COMMON STOCK (NOTE 4)
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                      860         860

ADDITIONAL PAID-IN CAPITAL        361,493   361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                      (72,482)    (45,024)
--------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                              289,871     317,329
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 291,562   $ 317,329
============================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from dateMonth9Day15Year2004September 15, 2004 (inception) to August 31, 2008

(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                          Preferred Stock   Common Stock          paid-in  subscriptions  exploration         equity
                                          Shares   Amount      Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share               -   $    -  10,000,000  $  500  $        -  $          -   $        -   $        500

Imputed interest from a shareholder            -        -           -       -          21             -            -             21

Loss and comprehensive loss for the period     -        -           -       -           -             -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -        -  10,000,000     500          21             -       (1,800)        (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -        -           -       -           -       165,000            -        165,000
------------------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder            -        -           -       -         750             -            -            750

Loss and comprehensive loss for the year       -        -           -       -           -             -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -        -  10,000,000     500         771       165,000      (21,821)       144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -        -   3,603,950     360     360,035      (165,000)           -        195,395

Imputed interest from a shareholder            -        -           -       -         687             -            -            687

Loss and comprehensive loss for the year       -        -           -       -           -             -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                       -        -  13,603,950     860     361,493             -      (45,024)       317,329

Loss and comprehensive loss for the year       -        -           -       -           -             -      (27,458)       (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                       -   $    -  13,603,950  $  860  $  361,493  $          -   $  (72,482)   $   289,871
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004
                                                          (inception) to       Year Ended        Year Ended
                                                         August 31, 2008  August 31, 2008   August 31, 2007
-----------------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                       $          24,573   $        8,253    $        8,480
Amortization                                                      2,153            1,076             1,077
Bank charges                                                        326               30               174
Filing fees                                                       2,171                -                79
Interest                                                          1,458                -               687
Leases                                                            3,547                -             1,775
Legal                                                            12,716                -             6,992
Office                                                            5,679            3,452             2,227
Transfer agent                                                    5,964              752             1,712
Write-off of oil & gas property                                  13,895            13,895                -
-----------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   72,482            27,458           23,204
-----------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $         (72,482)  $       (27,458)  $      (23,204)
===========================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                          $         (0.00)  $        (0.00)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                            13,603,950       13,603,950
===========================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------
                                                                      Cumulative from
                                                                   September 15, 2004
                                                                       (inception) to       Year Ended       Year Ended
                                                                      August 31, 2008  August 31, 2008  August 31, 2007
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                                          $         (72,482)  $      (27,458)  $       (23,203)

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
- amortization                                                                 2,153            1,076             1,077
- imputed interest                                                             1,458                -               687
- write off of oil & gas property                                                  -           13,895                 -
Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                                          -            2,235            (2,235)
- increase (decrease) in accounts payable and accrued liabilities              1,691            1,691            (2,091)
------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                        (67,180)          (8,561)          (25,765)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                            (2,153)               -            (2,153)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds received on convertible debenture                                         -                -           (25,000)
Proceeds from issuance of common stock                                       360,895                -           360,395
Share subscription received                                                        -                -          (165,000)
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    360,895                -           170,395
------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             291,562            8,561)          142,476
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     -          300,123           157,647
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $         291,562   $      291,562           300,123
========================================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Thrust Energy Corp. is engaged in the exploration, exploitation, development and production of oil and gas projects within placeNorth America. We incorporated in the state of placeStateNevada on September 15, 2004. Our principal offices are in Calgary, Alberta, country-regionCanada. Our fiscal year end is August 31.

These financial statements have been prepared in conformity with generally accepted accounting principles in the placecountry-regionUnited States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2008, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2008, we had no cash equivalents.

Use  of  Estimates

Accounting principles generally accepted in the placecountry-regionUnited States of America require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of August 31, 2008, we had approximately $185,112 (2007:
$150,123)  in  a  bank  beyond  insured  limits.

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

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Net  Loss  per  Common  Share

We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the year ended August 31, 2008 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the years ended August 31, 2008 and 2007.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements

FASB has issued Statement of Financial Accounting Standards ("SFAS") No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the stocktickerSEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, The FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements," that amends ARB 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS 160 did not have an impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," a replacement of SFAS No. 141, "Business Combinations." The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The adoption of SFAS 141 did not have an impact on the Company's financial statements.

NOTE  3  -  OIL  AND  GAS  PROPERTY

La  Vaca  Prospect

By an Oil, Gas and Mineral Lease Agreement ("Lease Agreement") dated July 31, 2005, we were granted the exclusive right of exploring, drilling, mining and operating for, producing and owning oil, gas, sulfur and all other minerals on a
346.16 undeveloped acres of land located in the county of Jim Wells, Texas, USA for a term of five years by the payment of $10,000. We capitalized the amount for the acquisition of the Lease Agreement and the related acquisition costs (legal and broker fees) for a total of $13,895.

Pursuant to the Lease Agreement, we were required to commence our operations on the above said land before the first anniversary date or tender the sum of $1,730.75 as the delay rental to cover the privilege of deferring operations for one year from said date. During the fiscal year 2008, Company management determined that under prevailing market conditions it was not in the best interests of the Company to continue to pay delay rental under the Lease Agreement. The Company did not pay any sum towards the delay rental in 2008. Any and all rights the Company had under the Lease Agreement terminated and reverted back to the lessor on July 31, 2008. The Company has written off all costs related to acquiring the leasehold interest which amounts to $13,895.


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


NOTE 5 - INCOME TAXES

At August 31, 2008, we had deferred tax assets of approximately $25,500 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2008. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

--------------------------------------------------------------------------------
                                               August 31, 2008   August 31, 2007
--------------------------------------------------------------------------------
Net loss before income taxes                   $       27,458    $       23,203

Income tax recovery at statutory rates of 35%           9,610             8,121
Unrecognized benefits of non-capital losses            (9,610)           (8,121)
Total income tax recovery                      $            -                 -
--------------------------------------------------------------------------------

The significant components of the deferred tax asset at August 31, 2008 were as follows:

--------------------------------------------------------------------------------
                                             August 31, 2008     August 31, 2007

Deferred tax assets:
  Net operating loss carryforwards           $       25,500      $       15,800
  Valuation allowance                               (25,500)            (15,800)
  Net deferred tax asset                     $            -      $            -
--------------------------------------------------------------------------------

At August 31, 2008, we had net operating loss carryforwards of approximately $72,500, which expire in the year 2025 through 2028.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, the Company's disclosure controls and procedures were not effective:

1. The Company presently has only one officer, who is also the sole director, and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

Except as described below, there were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures.

We will implement the following measures to address the identified material weaknesses in our disclosure controls and procedures:

1. We will appoint accounting personnel who are able to implement applicable accounting requirements, policies and procedures applicable to our reporting obligations.

We will not be implementing any further changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS

Our management, including our CEO and CFO (who are one and the same person), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO  AND  CFO  CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of our CEO and CFO (who are one and the same person). The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the placecountry-regionUnited States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of August 31, 2008, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of August 31, 2008:

1. We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is our management's view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2. Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared. Notwithstanding, the controls and policies we employ are not sufficiently documented.

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of August 31, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

     a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

     b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of August 31, 2008, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter. Except as set out below, we do not intend to implement any changes to our internal control over financial reporting until there is a significant change in our level of operations and capital resources:

1. We will engage additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

2. We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.


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

--------------------------------------------------------------------------------
                                                              TERM PERIOD SERVED
NAME                         POSITION                  AGE   AS DIRECTOR/OFFICER
--------------------------------------------------------------------------------

Thomas Mills                 CEO, President, CFO,      40    2005 to present
1444-3044 Bloor Street West  Secretary and a director
Toronto, ON  M8X 2Y8
--------------------------------------------------------------------------------

Thomas E. Mills has served as our President, Chief Executive Officer, Treasurer and a Director since June 2005. Since July 2005, he has been Vice-president, Treasurer, Secretary and a director of Kingston Mines, Ltd., a Nevada corporation in the business of mineral exploration in British Columbia. Since 2003, Mr. Mills has also been the President and a director of AMP Productions, Ltd., a Nevada corporation engaged in the production of motion pictures in Toronto, Ontario. From 2002 until 2004, Mr. Mills was President and a director of Torrent Energy Corp., a Nevada company engaged in the exploration of coalbed methane in the Coos Bay region of Oregon. From 2000 to 2001, Mr. Mills was in-house counsel for Healthnet International, Inc., a Colorado corporation in the business of providing Internet services to the nutraceutical industry. Previously, Mr. Mills was an associate with McRae, Holmes & King, a firm of Barristers and Solicitors in Vancouver, British Columbia. Mr. Mills received a Bachelor of Arts degree from the University of Waterloo in 1992, and a Bachelor of Laws degree from the University of British Columbia in 1996.

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


ITEM  10.     EXECUTIVE  COMPENSATION

To date we have no employees other than our sole officer. No compensation has been awarded, earned or paid to our sole officer. We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves.

There is no arrangement pursuant to which any of our directors has been or is compensated for services provided as one of our directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2008 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

---------------------------------------------------------------------
NAME AND ADDRESS                                NUMBER OF SHARES   %
---------------------------------------------------------------------

Thomas Mills                                          10,000,000   74
1444-3044 Bloor Street West
Toronto, ON  M8X 2Y8

Directors and officers as a group (one person)        10,000,000   74
---------------------------------------------------------------------

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There has not been any transaction since September 1, 2007, nor is there any currently proposed transaction, in which Thrust Energy Corp. has been or is a participant involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.


ITEM 13.     EXHIBITS

EXHIBIT  TITLE

 3.1 Articles of Incorporation, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
 3.2 Amended and Restated Bylaws, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
 4.1 Form of Stock certificate, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
14.1 Code of Ethics for Senior Financial Officers, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 200


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended August 31, 2007 was $5,512.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2008 is estimated to be $5,000.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2007 and 2008, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,339 and $2,740, respectively.

TAX  FEES

For the fiscal years ended August 31, 2007 and 2008, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2007 and 2008, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang Lee LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved  by  our  audit  committee;  or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our sole director pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our sole director does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THRUST ENERGY CORP.


Date:  November 15, 2008       By: /s/ Thomas Mills
                                   Thomas Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                     DATE


/s/ Thomas Mills     Chief Executive Officer,                  November 15, 2008
Thomas Mills         Chief Principal Accounting Officer,
                     President & Director