Form 10KSB/A
period 2008-08-31
Thrust Energy Corp.
filed 2008-11-28
CIK 1343009

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

                   Issuer's telephone number: (647) 456-9521

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

We were incorporated in the State of Nevada on September 15, 2004. Our office is located at Suite 1444, 3044 Bloor Street West, Toronto, Ontario. We have no subsidiaries. Our telephone number is (647) 456-9521. Our facsimile number is
(647)  439-3785.

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
                                                               Fax: 604-688-3373
                                                    E-mail: info@changleellp.com



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

THRUST  ENERGY  CORP.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Thrust Energy Corp. (an exploration stage company) as at August 31, 2008 and 2007 and the related statements of stockholders' equity, operations and cash flows for the period from September 15, 2004 (date of inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the results of its operations and its cash flows for the period from September 15, 2004 (date of inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to August 31, 2008

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
========================================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Thrust Energy Corp. is engaged in the exploration, exploitation, development and production of oil and gas projects within North America. We incorporated in the state of Nevada on September 15, 2004. Our principal offices are in Calgary, Alberta, Canada. Our fiscal year end is August 31.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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