Form 10-Q
period 2008-11-30
Thrust Energy Corp.
filed 2009-01-13
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

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

              1440-3044 BLOOR STREET WEST, TORONTO, ON       M8X 2Y8
              (Address of principal executive offices)      (Zip Code)

                   Issuer's telephone number: (403) 988-3981

                    1440-3044 Bloor Street West, Toronto, ON
                     (Former address and telephone number)

           Securities registered under Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                               $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer  [   ]               Accelerated  filer          [   ]
Non-accelerated  filer     [   ]               Smaller  reporting  company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]  No  [  ]

As of November 30, 2008, the Issuer had 13,623,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
November 30, 2008
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------
                                                                 NOVEMBER 30   AUGUST 31
                                                                        2008        2008
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $   290,332   $  291,562
     Prepaid Expenses                                                      -            -
------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $   290,332   $  291,562
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                    $     5,971   $    1,691
------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                              5,971        1,691
------------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (NOTE 6)

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                         -            -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                   860          860

ADDITIONAL PAID-IN CAPITAL                                           361,493      361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                   (77,992)     (72,482)
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           284,361      289,871
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   290,332      291,562
==========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to November 30, 2008
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                          Preferred Stock       Common Stock      paid-in  subscriptions  exploration         equity
                                          Shares   Amount      Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
July 5, 2005, $0.00005 per share               -   $    -  10,000,000  $  500  $        -  $          -   $        -   $        500

Imputed interest from a shareholder            -        -           -       -          21             -            -             21

Loss and comprehensive loss for the period     -        -           -       -           -             -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -        -  10,000,000     500          21             -       (1,800)        (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -        -           -       -           -       165,000            -        165,000

Imputed interest from a shareholder            -        -           -       -         750             -            -            750

Loss and comprehensive loss for the period     -        -           -       -           -             -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -        -  10,000,000     500         771       165,000      (21,821)       144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -        -   3,603,950     360     360,035      (165,000)           -        195,395

Imputed interest from a shareholder            -        -           -       -         687             -            -            687

Loss and comprehensive loss for the period     -        -           -       -           -             -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                       -        -  13,596,750     860     361,493             -      (45,024)       317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year       -        -           -       -           -             -      (27,458)       (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                       -        -  13,603,950     860     361,493             -      (72,482)       289,871
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period     -        -           -       -           -             -       (5,510)        (5,510)
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2008                     -   $    -  13,603,950  $  860  $  361,493  $          -   $  (77,992)  $    284,361
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004          Three months ended
                                                          (inception) to              November 30
                                                       November 30, 2008          2008          2007
-----------------------------------------------------------------------------------------------------
EXPENSES

Accounting fees                                       $          29,823   $      5,250   $     5,512
Amortization                                                      2,153              -           269
Bank charges                                                        358             32             6
Filing fees                                                       2,171              -             -
Interest                                                          1,458              -             -
Leases                                                            3,547              -             -
Legal                                                            12,716              -             -
Office                                                            5,679              -         1,295
Transfer agent                                                    6,192            228           175
Write-off of oil & gas property                                  13,895              -             -
-----------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   77,992          5,510         7,257
-----------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $         (77,992)  $     (5,510)  $    (7,257)
=====================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                          $      (0.00)  $     (0.00)
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                         13,603,950     13,603,950
=====================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                           Cumulative from
                                                        September 15, 2004      Three months ended
                                                            (inception) to          November 30
                                                         November 30, 2008       2008        2007
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss for the period                                 $         (77,992)  $  (5,510)  $  (7,257)
Adjustments for items not involving cash:
- amortization                                                      2,153           -         269
- imputed interest                                                  1,458           -           -
Changes in operating assets and liabilities
- decrease in prepaid expenses                                          -           -         477
- increase in accounts payable and accrued liabilities              5,971       4,280       6,305
---------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                             (68,410)     (1,230)       (206)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                 (2,153)          -           -
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                            360,895           -           -
---------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  290,332      (1,230)       (206)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          -     291,562     300,123
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $         290,332   $ 290,332   $ 299,917
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of November 30, 2008, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2008, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of November 30, 2008, we had approximately $209,602 (August 31, 2008: $185,112) in a bank beyond insured limits.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended November 30, 2008 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended November 30, 2008.

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

As of November 30, 2008, we had total assets of $290,332 comprised entirely of cash. This reflects a decrease of $1,230 of the value of our total assets from $291,562 on August 31, 2008.

As of November 30, 2008, our total liabilities increased to $5,971 from $1,691 as of August 31, 2008. The increase was primarily due to unpaid accounting fees.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

(i) We posted an operating loss of $5,510 for the quarter ending November 30, 2008, due primarily to accounting and transfer agent fees. This was a decrease from the operating loss of $7,257 for the quarter ending November 30, 2007.

ITEM  4.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure. (vi) PART II. OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At present, our common stock is quoted on the NASD over-the-counter bulletin board under the trading symbol TEGC.

As  of  November  30,  2008  there were 34 owners of record of our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. For the three months ended November 30, 2008, we have used the net proceeds to pay $5,510 for professional services and office expenses.

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

                               THRUST ENERGY CORP.



Date: January 9, 2009          /s/ Thomas Mills
                               Thomas E. Mills
                               President, Chief Executive Officer,
                               Chief Financial Officer, and
                               Principal Accounting Officer