Form 10-Q
period 2009-02-28
Thrust Energy Corp.
filed 2009-04-14
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

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

As of February 28, 2009, the Issuer had 13,623,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
February 28, 2009
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------
                                                                 FEBRUARY 28   AUGUST 31
                                                                        2009        2008
----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $  285,076   $ 291,562
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $  285,076   $ 291,562
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                    $    2,036   $   1,691
----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             2,036       1,691

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                        -           -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                  860         860

ADDITIONAL PAID-IN CAPITAL                                          361,493     361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                  (79,313)    (72,482)
----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          283,040     289,871
----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  285,076   $ 291,562
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to February 28, 2009
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                          Preferred Stock       Common Stock      paid-in  subscriptions  exploration         equity
                                           Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
July 5, 2005, $0.00005 per share                -  $    -  10,000,000  $  500  $        -  $          -   $      -     $        500

Imputed interest from a shareholder             -       -           -       -          21             -          -               21

Loss and comprehensive loss for the period      -       -           -       -           -             -     (1,800)          (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                        -       -  10,000,000     500          21             -     (1,800)          (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -       -           -       -          -        165,000          -          165,000

Imputed interest from a shareholder             -       -           -       -         750             -          -              750

Loss and comprehensive loss for the period      -       -           -       -           -             -    (20,021)         (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                        -       -  10,000,000     500         771       165,000    (21,821)         144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -       -   3,603,950     360     360,035      (165,000)         -          195,395

Imputed interest from a shareholder             -       -           -       -         687             -          -              687

Loss and comprehensive loss for the period      -       -           -       -           -             -    (23,203)         (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                        -       -  13,596,750     860     361,493             -    (45,024)         317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year        -       -           -       -           -             -    (27,458)         (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                        -       -  13,603,950     860     361,493             -    (72,482)         289,871
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period      -       -           -       -           -             -     (6,831)          (6,831)
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2009                      -  $    -  13,603,950  $  860  $  361,493  $          -   $(79,313)    $    283,040
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004         Six months ended         Three months ended
                                                          (inception) to   February 28   February 29   February 28  February 29
                                                       February 28, 2009          2009          2008          2009         2008
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Accounting fees                                       $          30,715   $     6,142   $     6,405   $       893   $       893
Amortization                                                      2,153             -           538             -           270
Bank charges                                                        364            38            12             6             6
Filing fees                                                       2,171             -             -             -             -
Interest                                                          1,458             -             -             -             -
Leases                                                            3,547             -             -             -             -
Legal                                                            12,716             -             -             -             -
Office                                                            5,946           267         1,779           267           483
Transfer agent                                                    6,348           384           325           155           150
Write-off of oil & gas property                                  13,895             -             -             -             -
--------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   79,313         6,831         9,059         1,321         1,802

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $         (79,313)       (6,831)       (9,059)       (1,321)  $    (1,802)
================================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                          $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                        13,603,950    13,603,950    13,603,950    13,603,950
================================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------
                                                           Cumulative from
                                                        September 15, 2004      Six months ended
                                                            (inception) to  February 28  February 29
                                                         February 28, 2009         2009         2008
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss for the period                                 $         (79,313)  $   (6,831)  $   (9,059)
Adjustments for items not involving cash:
- amortization                                                      2,153            -          538
- imputed interest                                                  1,458            -            -
Changes in operating assets and liabilities
- decrease in prepaid expenses                                          -            -          956
- increase in accounts payable and accrued liabilities              2,036          345          125
----------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                             (73,666)      (6,486)      (7,440)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                 (2,153)           -            -
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                            360,895            -            -
----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  285,076       (6,486)      (7,440)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          -      291,562      300,123
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $         285,076   $  285,076   $  292,683
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of February 28, 2009, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

On November 30, 2005, the board of directors approved a 2 for 1 forward stock split of our issued and outstanding shares of common stock. These Financial
Statements of Thrust Energy Corp. have been restated to reflect the 2 for 1 forward stock split.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At February 28, 2009, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. None of our cash deposits are insured.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended February 28, 2009 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended February 28, 2009.

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

As of February 28, 2009, we had total assets of $285,076 comprised entirely of cash. This reflects a decrease of $6,486 of the value of our total assets from $291,562 on August 31, 2008.

As of February 28, 2009, our total liabilities increased to $2,036 from $1,691 as of August 31, 2008. The increase was primarily due to unpaid accounting fees and miscellaneous disbursements incurred on our behalf.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We  posted  an  operating loss of $1,321 for the quarter ending February
28, 2009, due primarily to accounting and transfer agent fees. This was a decrease from the operating loss of $1,802 for the quarter ending February 29, 2008.

ITEM  4.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

As  of  February  28,  2009  there were 34 owners of record of our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. For the three months ended February 28, 2009, we have used the net proceeds to pay $1,321 for professional services and office expenses.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT     DESCRIPTION

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THRUST ENERGY CORP.



Date: April 10, 2009                         /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer