Form 10-Q
period 2009-05-31
Thrust Energy Corp.
filed 2009-07-10
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2009

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                      Yes  [ X ]  No  [   ]

As of May 31, 2009, the Issuer had 13,603,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
May 31, 2009
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------
                                                                    MAY 31   AUGUST 31
                                                                      2009        2008
---------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $ 283,777   $ 291,562
---------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $ 283,777   $ 291,562
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                    $   1,610   $   1,691
---------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            1,610       1,691
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                       -           -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                 860         860

ADDITIONAL PAID-IN CAPITAL                                         361,493     361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                 (80,186)    (72,482)
---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         282,167     289,871
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 283,777   $ 291,562
=======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to May 31, 2009
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                                                        accumulated          Total
                                                                             Additional          Share       during  stockholders'
                                         Preferred Stock       Common Stock     paid-in  subscriptions  exploration         equity
                                         Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
July 5, 2005, $0.00005 per share              -  $    -  10,000,000  $  500  $        -  $          -   $        -   $        500

Imputed interest from a shareholder           -       -           -       -          21             -            -             21

Loss and comprehensive loss for the period    -       -           -       -           -             -       (1,800)        (1,800)
----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                      -       -  10,000,000     500          21             -       (1,800)        (1,279)
----------------------------------------------------------------------------------------------------------------------------------

Share subscription received                   -       -           -       -           -       165,000            -        165,000

Imputed interest from a shareholder           -       -           -       -         750             -            -            750

Loss and comprehensive loss for the period    -       -           -       -           -             -      (20,021)       (20,021)
----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                      -       -  10,000,000     500         771       165,000      (21,821)       144,450
----------------------------------------------------------------------------------------------------------------------------------

Share subscription received                   -       -   3,603,950     360     360,035      (165,000)           -        195,395

Imputed interest from a shareholder           -       -           -       -         687             -            -            687

Loss and comprehensive loss for the period    -       -           -       -           -             -      (23,203)       (23,203)
----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                      -       -  13,603,950     860     361,493             -      (45,024)       317,329
----------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year      -        -          -       -           -             -      (27,458)       (27,458)
----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                      -       -  13,603,950     860     361,493             -      (72,482)       289,871
----------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period    -       -           -       -           -             -       (7,704)        (7,704)
----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2009                         -  $    -  13,603,950  $  860  $  361,493  $          -   $  (80,186)  $    282,167
==================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004       Nine months ended        Three months ended
                                                          (inception) to       May 31      May 31      May 31        May 31
                                                            May 31, 2009         2009        2008        2009          2008
---------------------------------------------------------------------------------------------------------------------------
EXPENSES

Accounting fees                                       $          31,379   $    6,806   $   7,307          663   $      903
Amortization                                                      2,153            -         808            -          269
Bank charges                                                        370           44          24            6           12
Filing fees                                                       2,171           -            -            -            -
Interest                                                          1,458            -           -            -            -
Leases                                                            3,547            -           -            -            -
Legal                                                            12,716            -           -            -            -
Office                                                            5,946          267       2,563            -          785
Transfer agent                                                    6,551          587         601          203          276
Write-off of oil & gas property                                  13,895            -           -            -            -
---------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   80,186        7,704      11,303          872        2,245
---------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $         (80,186)      (7,704)    (11,303)        (872)  $   (2,245)
===========================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                          $    (0.00)  $   (0.00)  $    (0.00)  $    (0.00)
===========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                       13,603,950   13,603,950  13,603,950   13,603,950
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                      Cumulative from
                                                                   September 15, 2004     Nine months ended
                                                                       (inception) to     May 31      May 31
                                                                         May 31, 2009       2009        2008
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss for the period                                            $         (80,186)  $  (7,704)  $ (11,303)
Adjustments for items not involving cash:
- amortization                                                                 2,153           -         808
- imputed interest                                                             1,458           -           -
Changes in operating assets and liabilities
- decrease in prepaid expenses                                                     -           -       1,632
- (decrease) increase in accounts payable and accrued liabilities              1,610         (81)        358
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                        (74,965)     (7,785)     (8,505)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                            (2,153)          -           -
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       360,895           -           -
-------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             283,777      (7,785)          -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     -     291,562           -
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $         283,777   $ 283,777   $  (8,505)
=============================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Thrust Energy Corp. is engaged in the exploration, exploitation, development and production of oil and gas projects within North America. We incorporated in the state of Nevada on September 15, 2004. Our principal offices are in Toronto, Ontario, Canada. Our fiscal year end is August 31.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of May 31, 2009, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2009, we had no cash equivalents.

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

Fair  Value  of  Financial  Instruments

The carrying amount of our financial instruments, which includes cash and cash equivalents, and accounts payable and accrued liabilities, approximate their fair value due to the short period to maturity of these instruments.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended May 31, 2009 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended May 31, 2009.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. This statement had no impact on the Company's consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008. We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Note 5 - Related party transactions

Included in the Accounts payable and accrued liabilities, $861 (March 31, 2008:
$308) was payable to a company controlled by a director of the Company for normal operation expenses.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

We are an exploration stage oil and gas company that has not begun operations. We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. To date, we have only acquired a 100% working interest, and a corresponding 75% net revenue interest in a single property comprised of 346.16 undeveloped acres in Jim Wells County, Texas, which we have abandoned as uneconomical to explore in light of present economic circumstances. We continue to seek out other business opportunities in the energy sector, including renewables such as wind and solar. Our capital has been obtained via issuance of common stock and shareholder loans.

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,603,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $360,395.

As of May 31, 2009, we had total assets of $283,777 comprised entirely of cash. This reflects a decrease of $7,785 of the value of our total assets from $291,562 on August 31, 2008.

As of May 31, 2009, our total liabilities decreased to $1,610 from $1,691 as of August 31, 2008. The decrease was primarily due to the payment of outstanding accounts.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

(i) We posted an operating loss of $872 for the quarter ending May 31, 2009, due primarily to accounting and transfer agent fees. This was a decrease from the operating loss of $2,245 for the quarter ending May 31, 2008.
(ii)
During the nine month period ended May 31, 2009, we incurred operating expenses of $7,704 compared to $11,303 for the nine month period ended May 31, 2008. The decrease was primarily a result of a reduction in office expenses.
(iii)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2008 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

None.
(iv)
ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

We conduct our business in United States dollars. Our market risk is limited to United States domestic, economic and regulatory factors.

ITEM  4.     CONTROLS  AND  PROCEDURES
(v)
(vi) As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.
(ix)
PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At present, our common stock is quoted on the NASD over-the-counter bulletin board under the trading symbol TEGC.

As  of  May  31,  2009  there  were  34  owners  of  record of our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. For the three months ended May 31, 2009, we used the net proceeds to pay $1,299 for professional services and office expenses.

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

                                             THRUST ENERGY CORP.



Date: July 7, 2009                           /s/ Thomas Mills
                                             Thomas Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer