Form 10-K
period 2009-08-31
Thrust Energy Corp.
filed 2009-11-30
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2009

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

              1440-3044 BLOOR STREET, TORONTO, ONTARIO     M8X 2Y8
              (Address of principal executive offices)    (Zip Code)

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

The Issuer had no revenue for the fiscal year ended August 31, 2009.

As of November 25, 2009, the Issuer had 13,603,950 shares of Common Stock outstanding.

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

We are an energy company, engaged in the exploration of commercially exploitable oil and gas reserves and the development of renewable energy resources, such as solar and wind. We were incorporated in the State of Nevada on September 15, 2004. Our office is located at Suite 1440, 3044 Bloor Street, Toronto, Ontario. We have no subsidiaries. Our telephone number is (647) 456-9521. Our facsimile number is (647) 439-3785.

BUSINESS

From inception until 2009, our business was exclusively limited to oil and gas exploration in the United States and Canada. In 2009, we expanded our business plan to include the development of renewable energy sources, photovoltaic solar energy in particular.

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

We have only just recently begun to pursue the development of renewable energy sources. We plan to develop, construct and operate commercial solar installations in North America. We will require significant additional financing in order to commence any such development.

Our management is not experienced in either the energy sector. We are therefore relying on consultants to identify, evaluate and structure suitable opportunities. We have not retained any geologist, geoscientist or engineer qualified to provide such services. With the assistance of consultants and, to a lesser extent, unsolicited submissions, we intend to evaluate potential opportunities in the United States and Canada that may become available on acceptable terms and that have the potential to provide us with production revenue and reserves. We intend to outsource an appropriate level of the capital-intensive aspects of our business om order to achieve significant cost savings and operational efficiencies.

We have not earned any revenue since our inception and presently have negative cash flow. Our business plan is to focus on acquiring non-operating interests in oil and gas projects that are already producing and that will yield a positive cash flow to fund our operations and re-investment in other oil and gas projects. We also intend to acquire non-operating interests in exploration projects, but these investments have a higher risk and are less likely to generate revenue. While we have reviewed several farm-in opportunities, we have not made any acquisitions or investments to date. We intend to continue to pursue the development of large scale (in excess of one Megawatt), ground-mounted solar power plants, either alone or in partnership with others.

We do not presently have any oil, gas or renewable energy interests. Our assets are presently limited to cash.

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

The renewable energy industry is intensely competitive and rapidly evolving. The number of solar plant developers has rapidly increased due to government incentives and relatively low barriers to entry. We have only recently expanded our business plan to include renewable energy, and do not presently hold a significant competitive position in the solar industry. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than we have, which have been engaged in the solar energy business for a much longer time than we have.

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

The market for electricity generation products is heavily influenced by national, regional and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In Canada and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar products.

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

Since our sole officer and director is not experienced with the energy business, we intend to retain qualified persons on a contract basis as needed from time to time to identify, evaluate and structure suitable opportunities. We have not looked for or talked to any geologist, geoscientist or engineer who will perform work for us in the future.

ITEM  1A.     RISK  FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  2.     PROPERTIES

We  do  not  presently  own  or  have  an  interest  in  any  property.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended August 31, 2009.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "TEGC". Trading of our stock is sporadic and does not constitute an established public market for our shares.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations obtained from Yahoo! Finance reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

---------------------------------------
QUARTER  ENDED           HIGH       LOW
---------------------------------------
August  31,  2009       $0.20     $0.02
May  31,  2009          $0.10     $0.02
February  28,  2009     $0.05     $0.02
November  30,  2008     $0.26     $0.05
August  31,  2008       $0.37     $0.26
May  31,  2008          $0.27     $0.26
February  28,  2008     $0.50     $0.20
November  30,  2007     $0.40     $0.20
---------------------------------------

SHAREHOLDERS

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204 (Telephone: 503.227.2950;
Facsimile:  503.227.6874).

On November 10, 2009, the shareholders' list of our shares of common stock showed 39 registered holders of our shares of common stock and 13,603,950 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been declared or paid on common stock.

PENNY  STOCK  REGULATION

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders' ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. As of August 31, 2009, we have used the net proceeds to pay $51,973 for professional services and office expenses.

In fiscal 2009, our management determined that it was in the best interests of the company to diversify its business interests to include the development of renewable energy projects, and in particular, solar power plants. In connection therewith, we spent $105,227 in business development costs arising from its participation in the Intersolar solar energy trade shows in Munich and San Francisco in 2009.

ITEM  6.     SELECTED  FINANCIAL  DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

We are an exploration stage oil and gas company that has not begun operations. Our capital has been obtained via issuance of common stock and shareholder loans.

We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects, and to develop, construct and operate commercial solar installations throughout North America.

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on April 19, 2006, and terminated on October 16, 2006. We sold 3,603,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $360,395.

As of August 31, 2009, we had total assets of $177,741, comprised entirely of cash. This was a decrease from $291,562 in total assets as of August 31, 2008. This decrease primarily resulted from business development activities arising from pursuing renewable energy opportunities. The remainder of the decrease in our assets is due to professional fees and office expenses.

As of August 31, 2009, our total liabilities increased to $2,791 from $1,691 as of August 31, 2008. This increase resulted from outstanding invoices payable to trade creditors.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $114,921 for the fiscal year ending August 31, 2009, due primarily to our attendance and participation at the Intersolar solar trade shows in Munich and San Francisco. This was an increase from the operating loss of $27,458 for the previous fiscal year.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

THRUST ENERGY CORP.
(An Exploration Stage Company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

August 31, 2009 and 2008



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations and Comprehensive Loss
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
CHARTERED ACCOUNTANTS
                                                         606 - 815 Hornby Street
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
                                                               Fax: 604-688-3373
                                                    E-mail: info@changleellp.com



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

THRUST  ENERGY  CORP.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Thrust Energy Corp. (an exploration stage company) as at August 31, 2009 and 2008 and the related statements of stockholders' equity, operations and cash flows for the period from September 15, 2004 (date of inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2009 and 2008 and the results of its operations and its cash flows for the period from September 15, 2004 (date of inception) to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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




Vancouver,  Canada                                         Chang Lee LLP
November  25,  2009                                        Chartered Accountants


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
August 31, 2009
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                            2009        2008
-------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                         $ 177,741   $ 291,562
-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                           $ 177,741   $ 291,562
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                          $   2,791   $   1,691
-------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                  2,791       1,691
-------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK (NOTE 4)
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                                             -           -

COMMON STOCK (NOTE 4)
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares  (August 31, 2008: 13,603,950)        860         860

ADDITIONAL PAID-IN CAPITAL                                                               361,493     361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                      (187,403)    (72,482)
-------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (174,950)    289,871
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 177,741   $ 291,562
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to August 31, 2009

(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                          Preferred Stock       Common Stock      paid-in  subscriptions  exploration         equity
                                           Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share                -  $    -  10,000,000  $  500  $       -   $          -   $        -   $        500

Imputed interest from a shareholder             -       -           -       -         21              -            -             21

Loss and comprehensive loss for the period      -       -           -       -          -              -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                        -       -  10,000,000     500         21              -       (1,800)        (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -       -           -       -          -        165,000            -        165,000

Imputed interest from a shareholder             -       -           -       -        750              -            -            750

Loss and comprehensive loss for the year        -       -           -       -          -              -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                        -       -  10,000,000     500        771        165,000      (21,821)       144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -       -   3,603,950     360    360,035       (165,000)           -        195,395

Imputed interest from a shareholder             -       -           -       -        687              -            -            687

Loss and comprehensive loss for the year        -       -           -       -          -              -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                        -       -  13,603,950     860    361,493              -      (45,024)       317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year        -       -          -        -          -              -      (27,458)       (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                        -  $    -  13,603,950  $  860  $ 361,493   $          -   $  (72,482)  $    289,871

Loss and comprehensive loss for the year        -       -           -       -          -              -     (114,921)      (114,921)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                        -  $    -  13,603,950  $  860  $ 361,493   $          -   $ (187,403)  $    174,950)
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------
                                                          Cumulative from
                                                       September 15, 2004
                                                           (inception) to       Year Ended        Year Ended
                                                          August 31, 2009  August 31, 2009   August 31, 2008
------------------------------------------------------------------------------------------------------------
EXPENSES

Accounting fees                                        $          32,323   $        7,750    $        8,253
Amortization                                                       2,153                -             1,076
Bank charges                                                         326                -                30
Filing fees                                                        2,171                -                 -
Business development                                             105,227          105,227                 -
Interest                                                           1,458                -                 -
Leases                                                             3,547                -                 -
Legal                                                             12,871              155                 -
Office                                                             6,779            1,100             3,452
Transfer agent                                                     6,653              689               752
Write-off of oil & gas property (note 5)                          13,895                -            13,895
------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   187,403          114,921            27,458
------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         $        (187,403)  $     (114,921)  $       (27,458)
============================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                           $        (0.01)  $         (0.00)
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                            13,603,950        13,603,950
============================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------------
                                                                      Cumulative from
                                                                   September 15, 2004
                                                                       (inception) to        Year Ended        Year Ended
                                                                      August 31, 2009   August 31, 2009   August 31, 2008
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                                          $        (187,403)   $     (114,921)   $       (27,458)

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
- amortization                                                                 2,153                 -              1,076
- imputed interest                                                             1,458                 -                  -
- write off of oil & gas property                                                  -                 -             13,895
Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                                          -                 -              2,235
- increase (decrease) in accounts payable and accrued liabilities              2,791             1,100              1,691
--------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (181,001)         (113,821)            (8,561)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                            (2,153)                -                  -
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       360,895                 -                  -
--------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             177,741          (113,821)            (8,561)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     -           291,562            300,123
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $         177,741    $      177,741    $        291,562
==========================================================================================================================

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2009, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2009, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions in 246843517uninsured accounts246843517idiris duan2468435171188807710Shouldn't there be $100,000 insurance on the bank account?.

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

Comprehensive  Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the year ended August 31, 2009 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the years ended August 31, 2009 and 2008.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(revised 2007) ("SFAS 141(R)"), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations
In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160 ("SFAS 160"), "Non-controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51". SFAS 160 requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.
In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.
In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.
In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2010, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.
In April, 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not believe to have a material impact on the Company's financial statements.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In April, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosure about Fair Value of
Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not believe to have a material impact on the Company's financial statements.
On April 1, 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), Recognition and Presentation of
Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not believe to have a material impact on the Company's financial statements.
In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.


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

NOTE 5 - INCOME TAXES

At August 31, 2009, we had deferred tax assets of approximately $25,500 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2009. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                              August 31, 2009    August 31, 2008
Net loss before income taxes                  $      114,921    $        27,458

Income tax recovery at statutory rates of 35%         40,222              9,610
Unrecognized benefits of non-capital losses          (40,222)            (9,610)
Total income tax recovery                     $            -    $             -

The significant components of the deferred tax asset at August 31, 2009 were as follows:

                                             August 31, 2009     August 31, 2008
Deferred tax assets:
  Net operating loss carryforwards           $       65,600      $       25,500
  Valuation allowance                               (65,600)            (25,500)
  Net deferred tax asset                     $            -      $            -

At August 31, 2009, we had net operating loss carryforwards of approximately $187,400, which expire in the year 2025 through 2029.

NOTE 6 - SUBSEQUENT EVENT

On November 25, 2009, we obtained an assignment of the right to acquire a 4.9% working interest in certain oil and gas properties located in Alberta from an independent third party. As consideration for the working interest, we agreed to pay a total of $160,000 immediately, and issue 75 million common shares and 5 million preferred shares upon closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of August 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, the Company's disclosure controls and procedures were not effective:

1. The Company presently has only one officer, who is also the sole director, and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We will not be implementing any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of August 31, 2009, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of August 31, 2009:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of August 31, 2009 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of August 31, 2009, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until the shareholders duly elect their successor. Officers and other employees serve at the will of the Board of Directors.

               TERM PERIOD SERVED AS DIRECTOR/OFFICER
                           NAME     POSITION     AGE

Thomas Mills     CEO, President, CFO, Secretary and a director     41     2005
to present

Thomas E. Mills serves as our President, Secretary, Treasurer and our sole director. From 2001 until 2004, Mr. Mills was the President of Torrent Energy Corp. (formerly, Scarab Systems, Inc.), an oil and gas exploration company. Mr. Mills was a director and executive officer of Kingston Mines, Ltd., a mineral exploration company, from 2005 to 2008. Since 2003, Mr. Mills has been the President, CEO and a director of AMP Productions Ltd., a motion picture production company. In 2009, Mr. Mills became the sole executive officer and director of Novagen Solar Inc., a company involved in the sale of photovoltaic products. Mr. Mills maintains a part-time legal practice to which he devotes not more than 25 hours per week. Mr. Mills received his Bachelor of Laws degree from the University of British Columbia in 1996, and holds a Bachelor of Arts degree obtained from the University of Waterloo, Waterloo, Ontario in 1992. He was called to the Bar of British Columbia in 1997.

All directors serve for terms of one year each, and are subject to re-election at our regular Annual Meeting of Shareholders, unless they earlier resign.

There are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We have attempted and will continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's-length basis.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

Except as noted herein or below, during the last five-(5) years none of our directors or officers have:

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

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended August 31, 2009 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO, Thomas Mills, at the address appearing on the first page of this registration statement.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As we generate revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-K.

INDEMNIFICATION

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM  11.     EXECUTIVE  COMPENSATION

To date we have no employees other than our officers. No compensation has been awarded, earned or paid to our officers. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves.

There is no arrangement pursuant to which any of our directors has been or is compensated for services provided as one of our directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2009 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

NAME AND ADDRESS     NUMBER OF SHARES     %

Thomas Mills     10,000,000     74
1440-3044 Bloor Street West
Toronto, ON  M8X 2Y8

Directors and officers as a group (one person)     10,000,000     74

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

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

There has not been any transaction since September 1, 2007, nor is there any currently proposed transaction, in which Thrust Energy Corp. has been or is a participant involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009 is estimated to be $5,000.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended August 31, 2008 was $5,250.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,500 and $2,740, respectively.

TAX  FEES

For the fiscal years ended August 31, 2008 and 2009, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2009 and 2008, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

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

                                    PART IV

ITEM 15.     EXHIBITS

EXHIBIT     TITLE

3.1 Articles of Incorporation, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
3.2 Amended and Restated Bylaws, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
4.1 Form of Stock certificate, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
14.1 Code of Ethics for Senior Financial Officers, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed
        November  6,  2006
31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THRUST ENERGY CORP.


Date:  November 27, 2009        By:/s/Thomas Mills
                                   Thomas Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE           TITLE                                      DATE


/s/ Thomas Mills    Chief Executive Officer, Chief Principal   November 25, 2009
Thomas Mills        Accounting Officer, President & Director