Form 10-Q
period 2009-11-30
Thrust Energy Corp.
filed 2010-01-14
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2009

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

As of November 30, 2009, the Issuer had 13,623,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
November 30, 2009
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------
                                                                 NOVEMBER 30   AUGUST 31
                                                                        2009        2009
----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $       20   $ 177,741

GAS WELL OPTION                                                     160,000           -
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $  160,020   $ 177,741
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                    $    5,946   $   2,791
----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             5,946       2,791
----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                        -           -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                  860         860

ADDITIONAL PAID-IN CAPITAL                                          361,493     361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                 (208,279)   (187,403)
----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         (154,074)   (174,950)
----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  160,020   $ 177,741
========================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to November 30, 2009
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated          Total
                                                                              Additional          Share       during  stockholders'
                                         Preferred Stock        Common Stock     paid-in  subscriptions  exploration         equity
                                          Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share               -  $    -  10,000,000  $  500  $        -  $          -   $        -   $        500

Imputed interest from a shareholder            -       -           -       -          21             -            -             21

Loss and comprehensive loss for the period     -       -           -       -           -             -       (1,800)        (1,800)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                       -  $    -  10,000,000  $  500  $       21  $          -   $   (1,800)   $    (1,279)
-----------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -  $    -           -  $    -  $        -  $    165,000   $        -    $   165,000

Imputed interest from a shareholder            -       -           -       -         750             -            -            750

Loss and comprehensive loss for the period     -       -           -       -           -             -      (20,021)       (20,021)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                       -  $    -  10,000,000  $  500  $      771  $    165,000   $  (21,821)   $   144,450
-----------------------------------------------------------------------------------------------------------------------------------

Share subscription received                    -  $    -   3,603,950  $  360  $  360,035  $   (165,000)  $        -    $   195,395

Imputed interest from a shareholder            -       -           -       -         687             -            -            687

Loss and comprehensive loss for the period     -       -           -       -           -             -      (23,203)       (23,203)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                       -  $    -  13,603,950  $  860  $  361,493  $          -   $  (45,024)   $   317,329
-----------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year       -       -           -       -           -             -      (27,458)       (27,458)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                       -  $    -  13,603,950  $  860  $  361,493  $          -   $  (72,482)   $   289,871
-----------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year       -       -           -       -           -             -     (114,921)      (114,921)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                       -  $    -  13,603,950  $  860  $  361,493  $          -   $ (187,403)   $   174,950)
-----------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period     -       -           -       -           -             -      (20,876)       (20,876)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2009                     -  $    -  13,603,950  $  860  $  361,493  $          -   $ (208,279)      (154,074)
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004         Three months ended
                                                          (inception) to             November 30
                                                       November 30, 2009          2009        2008
---------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                       $          37,894   $     5,565   $    5,250
Amortization                                                      2,153             -            -
Bank charges                                                        357            37           32
Filing fees                                                       2,171             -            -
Business development                                            105,227             -            -
Interest                                                          1,458             -            -
Leases                                                            3,547             -            -
Legal                                                            27,866        14,995            -
Office                                                            6,829            50            -
Transfer agent                                                    6,882           229          228
Write-off of oil & gas property                                  13,895             -            -
---------------------------------------------------------------------------------------------------

OPERATING LOSS                                                  208,279        20,876        5,510
---------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (208,279)  $   (20,876)  $   (5,510)
===================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                      -   $     (0.01)  $    (0.00)
===================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                   -   13,603,950    13,603,950
===================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                        Cumulative from
                                                                     September 15, 2004       Three months ended
                                                                         (inception) to          November 30
                                                                      November 30, 2007        2009        2008
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                                    $        (208,279)  $ (20,876)  $  (5,510)
Adjustments for items not involving cash:
- amortization                                                                   2,153           -           -
- imputed interest                                                               1,458           -           -
- write off of oil & gas property                                                    -           -           -
Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                                            -           -           -
- increase (decrease)  in accounts payable and accrued liabilities               5,946       3,155       4,280
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                         (198,722)    (17,721)     (1,230)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase gas well option                                                      (162,153)   (160,000)          -
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (162,153)   (160,000)          -
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Share subscription received                                                          -           -           -
Proceeds from issuance of common stock                                         360,895           -           -
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      360,895           -           -
----------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                    20    (177,721)     (1,230)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       -     177,741     291,562
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $              20   $      20   $ 290,332
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of November 30, 2009, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2009, we had no cash equivalents.

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

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions in uninsured accounts.

Fair  Value  of  Financial  Instruments

The carrying amount of our financial instruments, which includes cash and cash equivalents and accounts payable and accrued liabilities, approximate their fair value due to the short period to maturity of these instruments.

Revenue  Recognition

We record revenue when title passes, delivery occurs to our customers and the customer assumes the risks and rewards of ownership, when the price is fixed and determinable, and when collectability is reasonably assured.

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

Net  Loss  per  Common  Share

We have adopted ASC 260, Earnings Per Share. ASC 260 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive  Loss

We apply ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended November 30, 2009 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We expense as incurred geological and geophysical cost and the cost of carrying and retaining unproved property. We will provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we will apply the provisions of ASC 410, Asset Retirement and Environmental Obligations, which provides guidance on accounting for dismantlement and abandonment cost.

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

Stock-Based  Compensation

The Company adopted ASC 718, Compensation - Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the period ended November 30, 2009.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification ("ASC") which mended hierarchy of generally accepted accounting principles ("GAAP") such that the ASC became the single source of authoritative nongovernmental US GAAP. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC was effective for the Company on September 1, 2009. This standard did not have an impact on our financial statements.

In December 2007, FASB issued ASC 850 (prior authoritative literature: SFAS No. 141(R), Business Combinations) and ASC 810-10-65 (prior authoritative literature: SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51). These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. ASC 805 and ASC 810-10-65 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has adopted these new pronouncements on September 1, 2009. The adoption of ASC850 and ASC 810-10-65 did not have a material impact on the Company's financial position or results of operations.

In March 2008, FASB issued ASC 815-10 (prior authoritative literature: SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133). ASC 815-10 requires enhanced disclosures about an entity's derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company adopted ASC 815-10 on September 1, 2009. The adoption of this ASC did not have a material impact on the Company's financial position or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets , as codified in ASC subtopic 350-30, Intangibles - Goodwill and Other: General Intangibles Other than Goodwill (ASC 350-30) and ASC topic 275, Risks and Uncertainties (ASC 275), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets , as codified in ASC topic 350, Intangibles Goodwill and Other (ASC 350). ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations. The Company adopted ASC 350-30 on September 1, 2009. The adoption of ASC 350-30 did not have a material impact on the Company's financial position or results of operations.

In May 2008, FASB issued ASC 470, Debt. ASC 470 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We have adopted ASC 470 on September 1, 2009, and this standard was applied on a retrospective basis. The adoption of this statement did not have a material effect on the Company's financial statements.

In April, 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC subtopic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10 will not have a material impact on the Company's financial statements.

In April, 2009, the FASB issued ASC 820-10-50 (formerly Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) that expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The new guidance could potentially require additional disclosures in interim periods after the Company's fiscal year ending 2010. Adoption of this FSP will not have a material impact on the Company's financial statements.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

On April 1, 2009, the FASB issued ASC 320-10-65 (formerly Staff Position No. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The company adopted ASC 320-10-65 on September 1, 2009. The adoption of this FSP did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing. ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE 3 - RIGHT TO ACQUIRE OIL AND GAS INTERESTS

On November 25, 2009, we obtained an assignment of the right to acquire a 4.9% working interest in certain oil and gas properties located in Alberta from an independent third party. As consideration for the working interest, we paid a total of $160,000 upon execution of the agreement, and will issue 75 million common shares and 5 million preferred shares upon closing. $160,000 has been capitalized under gas well option.

NOTE 4 - PREFERRED AND COMMON STOCK

We have 5,000,000 shares of preferred stock authorized and none issued.

We have 100,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

We are an exploration stage oil and gas company that has not begun operations. We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. To date, we have only acquired a 4.9% working interest in certain oil and gas properties located in Alberta, that has not been explored to determine if it contains producible oil or natural gas. Our capital has been obtained via issuance of common stock and shareholder loans.

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,603,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395.

As of November 30, 2009, we had total assets of $160,020 comprised entirely of cash. This reflects a decrease of $17,721 of the value of our total assets from August 31, 2009, due primarily to a cash payment of $14,995 for legal expenses related to acquisition of oil and gas interests.

As of November 30, 2009, our total liabilities increased to $5,946 from $2,791 as of August 31, 2009. The increase was primarily due to unpaid accounting fees.

We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. Our director has undertaken to provide such financing as may be required to maintain nominal operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $20,876 for the quarter ending November 30, 2009, primarily related to professional fees. This was an increase from the operating loss of $5,510 for the quarter ending November 30, 2008.

ITEM  4.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

As  of  November  30,  2009  there were 34 owners of record of our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. As of November 30, 2009, we have used the net proceeds to pay $69,694 for professional services and office expenses.

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

In November 2009, we paid $160,000 for the right to acquire certain oil and gas interests.

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

                                             THRUST ENERGY CORP.


Date: January 14, 2010                       /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer