Form 10-Q
period 2010-02-28
Thrust Energy Corp.
filed 2010-04-15
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2010

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

Large  accelerated  filer  [   ]                    Accelerated  filer  [   ]
Non-accelerated  filer  [   ]                    Smaller  reporting  company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                             Yes  [   ]  No  [X]

As of April 14, 2010, the Issuer had 13,603,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
February 28, 2010
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------
                                                                 FEBRUARY 28   AUGUST 31
                                                                        2010        2009
-----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $        -    $ 177,741

GAS WELL OPTION                                                     183,770            -
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $  183,770    $ 177,741
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Due to related party                                        $   30,165    $       -
     Accounts payable and accrued liabilities                         1,303        2,791
-----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            31,468        2,791
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                        -            -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                  860          860

ADDITIONAL PAID-IN CAPITAL                                          361,493      361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                 (210,051)    (187,403)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          152,302     (174,950)
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  183,770    $ 177,741
=========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to February 28, 2010
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                          Preferred Stock       Common Stock      paid-in  subscriptions  exploration         equity
                                           Shares  Amount      Shares  Amount     capital       received        stage    deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share                 -  $    -  10,000,000  $  500  $       -   $       -      $        -  $        500

Imputed interest from a shareholder              -       -           -       -         21           -               -            21

Loss and comprehensive loss for the period       -       -           -       -          -           -          (1,800)       (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                         -       -  10,000,000     500         21           -          (1,800)       (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                      -       -           -       -          -     165,000               -       165,000

Imputed interest from a shareholder              -       -           -       -        750           -               -           750

Loss and comprehensive loss for the year         -       -           -       -          -           -         (20,021)      (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                         -       -  10,000,000     500        771     165,000         (21,821)      144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                      -       -   3,603,950     360    360,035    (165,000)              -       195,395

Imputed interest from a shareholder              -       -           -       -        687           -               -           687

Loss and comprehensive loss for the year         -       -           -       -          -           -         (23,203)      (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                         -       -  13,603,950     860    361,493           -         (45,024)      317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year         -       -           -       -          -           -         (27,458)      (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                         -       -  13,603,950     860    361,493           -         (72,482)      289,871
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year         -       -           -       -          -           -        (114,921)     (114,921)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                         -  $    -  13,603,950  $  860  $ 361,493   $       -      $ (187,403)  $   174,950
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period       -       -           -       -          -           -         (22,648)      (22,648)
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2010                       -  $    -  13,603,950  $  860  $ 361,493   $       -      $ (210,051)  $   152,302
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                      September 15, 2004      Six months ended         Three months ended
                                                          (inception) to  February 28  February 28  February 28  February 28
                                                       February 28, 2010         2010         2009         2010         2009
----------------------------------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                       $          39,092   $    6,763   $    6,142   $    1,198   $      893
Amortization                                                      2,153            -            -            -          270
Bank charges                                                        377           57           38           20            6
Filing fees                                                       2,171            -            -            -            -
Business development                                            105,227            -            -            -            -
Interest                                                          1,458            -            -            -            -
Leases                                                            3,547            -            -            -            -
Legal                                                            28,225       14,995            -            -            -
Office                                                            7,024          409          267          359          483
Transfer agent                                                    6,882          424          384          195          150
Write-off of oil & gas property                                  13,895            -            -            -            -
----------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                  210,051       22,648        6,831        1,772        1,802
----------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (210,051)  $  (22,648)  $   (6,831)  $   (1,772)  $   (1,802)
============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                          $    (0.01)  $    (0.00)  $    (0.00)  $    (0.00)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                       13,603,950   13,603,950   13,603,950   13,603,950
============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                      Cumulative from
                                                                   September 15, 2004      Six months ended
                                                                       (inception) to  February 28  February 28
                                                                    February 28, 2010         2010         2009
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss for the period                                            $(210,051)          $  (22,648)  $   (6,831)
Adjustments for items not involving cash:
- amortization                                                         2,153                    -            -
- imputed interest                                                     1,458                    -            -
Changes in operating assets and liabilities
- increase in due to related party                                    30,165               30,165            -
- increase (decrease) in accounts payable and accrued liabilities      1,303               (1,488)         345
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                               (174,972)               6,029       (6,486)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                    (2,153)                   -            -
Purchase gas well option                                            (183,770)            (183,770)           -
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                               (185,923)            (183,770)           -
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                               360,895                    -            -
---------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           -             (177,741)      (6,486)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             -              177,741      291,562
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $       -           $        -   $  285,076
===============================================================================================================

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of February 28, 2010, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At February 28, 2010, we had no cash equivalents.

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

Fair  Value  of  Financial  Instruments

The carrying amount of our financial instruments, which includes due to related party and accounts payable and accrued liabilities, approximate their fair value due to the short period to maturity of these instruments.

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

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive  Loss

We apply ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended February 28, 2010 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended February 28, 2010.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements  and  Newly  Adopted  Accounting  Policies

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

Recent  Accounting  Pronouncements  and  Newly  Adopted  Accounting  Policies
(continued)

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

NOTE 3 - RIGHT TO ACQUIRE OIL AND GAS INTERESTS

On November 25, 2009, we obtained an assignment of the right to acquire a 4.9% working interest in certain oil and gas properties located in Alberta from the operator of the oil and gas properties. As consideration for the working interest, we paid a total of $160,000 upon execution of the agreement, and will issue 75 million common shares and 5 million preferred shares upon closing. $160,000 has been capitalized under gas well option.

On February 8, 2010, we paid a further $25,000 CAD ($23,770) in order to expand our working interest to 6.6%. The payment was financed by our director. A promissory note of $75,000 CAD is yet to be issued to the above operator.

NOTE 4 - PREFERRED AND COMMON STOCK

We have 5,000,000 shares of preferred stock authorized and none issued.

We have 100,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

We are an exploration stage oil and gas company that has not begun operations. We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. To date, we have obtained an assignment of the right to acquire a 4.9% working interest in certain oil and gas properties located in Alberta, that has not been explored to determine if it contains producible oil or natural gas. Our capital has been obtained via issuance of common stock and shareholder loans.

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,603,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395.

As of February 28, 2010, we had total assets of $183,770 comprised entirely of our oil and gas interests. This reflects an increase of the value of our total assets from $177,741 on August 31, 2009, due primarily to a cash advance of $25,000 CAD from our director to enable us to expand our oil and gas interests. Working capital was reduced, as at February 28, 2010, to a negative amount of $31,468, as compared to $174,950 on August 31, 2009, primarily due to the acquisition of our oil and gas interests and professional fees.

As of February 28, 2010, our total liabilities increased to $31,468 from $2,791 as of August 31, 2009. The increase was primarily due to a cash loan from our director to enable us to expand our oil and gas interests.

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

RESULTS  OF  OPERATIONS

We  posted  an  operating loss of $1,772 for the quarter ending February
28, 2010, primarily related to professional fees. This was a decrease from the operating loss of $1,802 for the quarter ended February 28, 2009.

The operating loss for six months ending February 28, 2010 was $22,648, compared to the operating loss of $6,831 for six months ended February 28, 2010. The increase mainly resulted from professional costs related to the acquisition of oil and gas interests.

ITEM  4.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

As  of  April  14,  2010  there  were  34  owners of record of our common stock.

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

After paying offering expenses and repaying the loan from our director, the net offering proceeds were $322,872. As of February 28, 2010, we have used the net proceeds to pay approximately $60,000 for professional services and office expenses.

In fiscal 2009, our management determined that it was in the best interests of the company to diversify its business interests to include the development of renewable energy projects, and in particular, solar power plants. In connection therewith, we spent $105,227 in business development costs arising from our participation in the Intersolar solar energy trade shows in Munich and San
Francisco in 2009. We continue to pursue solar energy development and other opportunities to expand our business interests in the energy industry.

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

     THRUST ENERGY CORP.


Date:  April 14, 2010                        /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer