Form 10-Q/A
period 2009-11-30
Thrust Energy Corp.
filed 2010-05-28
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

NOTE 3 - RIGHT TO ACQUIRE OIL AND GAS INTERESTS

On November 25, 2009, the Company obtained an assignment of the right to acquire a working interest in certain natural gas properties located in Alberta from an independent third party, subject to the Company providing up to $1,000,000 in financing for the completion of wells located on the properties. As consideration for the right, the Company paid a total of $160,000 upon execution of the agreement, and will issue 75 million common shares and 5 million preferred shares upon receiving a 4.9% working interest in wells to be completed on the properties. No wells have been completed and no working interest has been granted to the Company. $160,000 has been capitalized under gas well option.

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

                                             THRUST ENERGY CORP.


Date: May 28, 2010                           /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer