Form 10-Q/A
period 2010-02-28
Thrust Energy Corp.
filed 2010-06-01
CIK 1343009

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

NOTE 3 - RIGHT TO ACQUIRE OIL AND GAS INTERESTS

On November 25, 2009, the Company obtained an assignment of the right to acquire a working interest in certain natural gas properties located in Alberta (the "Prospect") from an independent third party, subject to the Company providing up to $1,000,000 in financing for the completion of wells located on the Prospect. As consideration for the right, the Company paid a total of $160,000 upon execution of the agreement, and were to issue 75 million common shares and 5 million preferred shares upon receiving a 4.9% working interest in wells to be completed on the Prospect. On January 22, 2010, the well operator informed the Company that it was in default of its obligations. The Company is currently engaged in ongoing settlement negotiations with the well operator.

As part of its settlement negotiations with the well operator, the Company agreed to pay a further $100,000 CAD to HDVL in respect of the Prospect. The Company paid a total of $25,000 CAD ($23,770) to HDVL on February 8, 2010, but was unable to make any further payments. The payment to HDVL was financed by a director of the Company.

The Company has been generally unable to meet its contractual obligations to HDVL and remains in default thereof. No working interest or any other interest in the Prospect has been granted to the Company. Settlement negotiations with the well operator continue and are ongoing.

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

On November 25, 2009, we obtained an assignment of the right to acquire a working interest in certain natural gas properties located in Alberta (the "Prospect") from an independent third party, subject to Thrust providing up to $1,000,000 in financing for the completion of wells located on the Prospect. As consideration for the right, we paid a total of $160,000 upon execution of the agreement, and were to issue 75 million common shares and 5 million preferred shares upon receiving a 4.9% working interest in wells to be completed on the Prospect. On January 22, 2010, the well operator informed us that we were in default of our obligations. We are currently engaged in ongoing settlement negotiations with the well operator.

As part of our settlement negotiations with the well operator, we agreed to pay a further $100,000 CAD to HDVL in respect of the Prospect. We paid a total of $25,000 CAD ($23,770) to HDVL on February 8, 2010, but were unable to make any further payments. The payment to HDVL was financed by our director.

We have been generally unable to meet our contractual obligations to HDVL and remain in default thereof. No working interest or any other interest in the Prospect has been granted to Thrust Energy Corp. Settlement negotiations with the well operator continue and are ongoing.

As of February 28, 2010, we had total assets of $183,770 comprised entirely rights to acquire natural gas interests. This reflects an increase of the value of our total assets from $177,741 on August 31, 2009, due to a further payment of $25,000 in respect of the Prospect. Working capital was reduced, as at February 28, 2010, to a negative amount of $31,468, as compared to $174,950 on August 31, 2009, primarily due to the acquisition of rights to acquire natural gas interests and professional fees.

As of February 28, 2010, our total liabilities increased to $31,468 from $2,791 as of August 31, 2009. The increase was primarily due to a cash loan from our director.

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

The operating loss for six months ending February 28, 2010 was $22,648, compared to the operating loss of $6,831 for six months ended February 28, 2010. The increase mainly resulted from professional costs related to the acquisition of a right to acquire natural gas interests.

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

On November 25, 2009, we paid $160,000 for the right to acquire a working interest in certain natural gas properties.

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