Form 10-Q
period 2010-05-31
Thrust Energy Corp.
filed 2010-07-13
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2010

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

                   Issuer's telephone number: (647) 628-5375

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                              Yes [   ] No [ X ]

As of July 13, 2010, the Issuer had 13,603,950 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
May 31, 2010
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------
                                                                    May 31   August 31
                                                                      2010        2009
---------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $       -   $ 177,741
     Other receivable (Note 3)                                     118,483           -
---------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $ 118,483   $ 177,741
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Due to a related party                                      $  31,688   $       -
     Accounts payable and accrued liabilities                        1,941       2,791
---------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                           33,629       2,791
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

PREFERRED STOCK
5,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                       -           -

COMMON STOCK
100,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  13,603,950 common shares                 860         860

ADDITIONAL PAID-IN CAPITAL                                         361,493     361,493

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                (277,499)   (187,403)
---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             84,854    (174,950)
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 118,483   $ 177,741
=======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to May 31, 2010
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                          Preferred Stock       Common Stock      paid-in  subscriptions  exploration         equity
                                           Shares  Amount      Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share                -  $    -  10,000,000  $  500  $        -  $          -   $        -   $        500

Imputed interest from a shareholder             -       -           -       -          21             -            -             21

Loss and comprehensive loss for the period      -       -           -       -           -             -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                        -       -  10,000,000     500          21             -       (1,800)        (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -       -           -       -           -       165,000            -        165,000

Imputed interest from a shareholder             -       -           -       -         750             -            -            750

Loss and comprehensive loss for the year        -       -           -       -           -             -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                        -       -  10,000,000     500         771       165,000      (21,821)       144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                     -       -   3,603,950     360     360,035      (165,000)           -        195,395

Imputed interest from a shareholder             -       -           -       -         687             -            -            687

Loss and comprehensive loss for the year        -       -           -       -           -             -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                        -       -  13,603,950     860     361,493             -      (45,024)       317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year        -       -           -       -           -             -      (27,458)       (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                        -       -  13,603,950     860     361,493             -      (72,482)       289,871
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year        -       -           -       -           -             -     (114,921)      (114,921)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                        -       -  13,603,950     860     361,493             -     (187,403)       174,950
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period      -       -           -       -           -             -      (90,096)       (90,096)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2010                           -  $    -  13,603,950  $  860  $  361,493  $          -   $ (277,499)  $     84,854
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------
                                                          Cumulative from
                                                       September 15, 2004        Nine months ended        Three months ended
                                                           (inception) to      May 31        May 31       May 31       May 31
                                                             May 31, 2010        2010          2009         2010         2009
-----------------------------------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                        $          40,773   $    8,450   $    6,806   $    1,681   $      663
Amortization                                                       2,153            -            -            -            -
Bank charges                                                         377           51           44            -            6
Filing fees                                                        2,171            -            -            -            -
Business development                                             105,227            -            -            -            -
Interest                                                           1,458            -            -            -            -
Leases                                                             3,547            -            -            -            -
Legal                                                             28,225       14,995            -            -            -
Office                                                             7,349          735          267          325            -
Transfer agent                                                     7,037          578          587          155          203
Write-off of oil & gas property                                   73,895       60,000            -       60,000            -
-----------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   272,212       84,809        7,704       62,161          872
-----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
Foreign exchange loss                                             (5,287)      (5,287)           -       (5,287)           -
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         $        (277,499)  $  (90,096)  $   (7,704)  $  (67,448)  $     (872)
=============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                           $    (0.01)  $    (0.00)  $    (0.00)  $    (0.00)
=============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                        13,603,950   13,603,950   13,603,950   13,603,950
=============================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                      Cumulative from
                                                                   September 15, 2004     Nine months ended
                                                                       (inception) to     May 31      May 31
                                                                         May 31, 2010       2010        2009
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss for the period                                            $        (277,499)  $ (90,096)  $  (7,704)
Adjustments for items not involving cash:
- amortization                                                                 2,153           -           -
- imputed interest                                                             1,458           -           -
- write-off of oil & gas property                                             60,000      60,000           -
- foreign exchange loss                                                        5,287       5,287           -
Changes in operating assets and liabilities
- increase in due to a related party                                          31,688      31,688           -
- increase (decrease) in accounts payable and accrued liabilities              1,941        (850)        (81)
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (174,972)      6,029      (7,785)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase equipment                                                            (2,153)          -           -
Purchase gas well option                                                    (183,770)   (183,770)          -
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                       (185,923)   (183,770)          -
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       360,895           -           -
-------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   -    (177,741)     (7,785)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     -     177,741     291,562
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $               -   $       -   $ 283,777
=============================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

Thrust Energy Corp. is engaged in the exploration, exploitation, development and production of oil and gas projects within North America. We incorporated in the state of Nevada on September 15, 2004. Our principal office is in Toronto, Ontario, Canada. Our fiscal year end is August 31.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of May 31, 2010, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2010, we had no cash equivalents.

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

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive  Loss

We apply ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the period ended May 31, 2010 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the period ended May 31, 2010.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In  February  2010,  The FASB issued ASU 2010-09, Subsequent Events (Topic 855):
Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The amendments are generally effective immediately, but with respect to the requirement that conduit obligors evaluate subsequent events through the date the financial statements are issued, the effective date is for interim or annual periods ending after June 15, 2010. The Company has adopted ASU 2010-09 with no material impact on the consolidated financial statements.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption or do not apply to its operations.

NOTE 3 - WRITE-OFF OF GAS WELL OPTION

On November 25, 2009, the Company obtained an assignment of a conditional right to acquire a working interest in certain natural gas properties located in Alberta (the "Prospect") from the well operator (an independent third party), which was subject to the Company providing up to $1,000,000 in financing for the completion of wells located on the Prospect. As consideration for the conditional right, the Company paid a total of $160,000 upon execution of the agreement, and were to issue 75 million common shares and 5 million preferred shares upon receiving a 4.9% working interest in wells to be completed on the Prospect. On January 22, 2010, the well operator informed the Company that it was in default of its obligations.

As part of its settlement negotiations with the well operator, the Company agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. The Company paid a total of $25,000 CAD ($23,770) to the operator on February 8, 2010, but was unable to make any further payments. The payment to the operator was financed by a director of the Company.

The Company is actively pursuing recovery of its cash investment in the Prospect. The well operator is obligated to return $100,000 CAD to the Company by January 6, 2011. An additional $25,000 CAD is payable to the Company on demand without interest. No working interest or any other interest in the Prospect has been granted to the Company, and the Company is not pursuing the grant of any such interest related to the Prospect. As a result, a total of $60,000 in costs relating to the acquisition of conditional rights to acquire an interest in the Prospect has been written off and expensed by the Company.

NOTE 4 - PREFERRED AND COMMON STOCK

We have 5,000,000 shares of preferred stock authorized and none issued.

We have 100,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

We are an exploration stage oil and gas company that has not begun operations. We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. We do not presently own or have any interest in any oil or natural gas properties.

We have not earned any revenue since the date of our inception. Our capital has been obtained via the issuance of common stock and shareholder loans. We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations. Our director has undertaken to provide such financing as may be required to maintain nominal operations.

We will require additional financing to pursue our business plan. We expect to obtain such financing through the issuance of debt instruments and the sale of our stock, but we cannot give any assurance that we will be able to obtain additional funding on commercially acceptable terms when it is required. If we fail to obtain the funding when it is needed, we may be required to forego or delay potentially valuable opportunities to acquire oil and gas interests, or we may default on future anticipated funding commitments to third parties and forfeit or dilute our rights in future anticipated oil and gas interests, or we may be required to cease operation altogether. We do not have any plans or contingencies in the event that we cease operating.

On April 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-130922) effective. Our offering commenced on the effective date and terminated on October 18, 2006. We sold 3,603,950 shares through the offering at a price of $0.10 per share, for gross proceeds of $362,395.

On November 25, 2009, we obtained an assignment of the conditional right to acquire a working interest in certain natural gas properties located in Alberta (the "Prospect") from the well operator (an independent third party), which was subject to Thrust providing up to $1,000,000 in financing for the completion of wells located on the Prospect. As consideration for the conditional right, we paid a total of $160,000 upon execution of the agreement, and were to issue 75 million common shares and 5 million preferred shares upon receiving a 4.9% working interest in wells to be completed on the Prospect. On January 22, 2010, the well operator informed us that we were in default of our contractual obligations.

As part of our settlement negotiations with the well operator, we agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. We paid a total of $25,000 CAD ($23,770) to the operator on February 8, 2010, but were unable to make any further payments. The payment to the operator was financed by a director of the Company.

We are actively pursuing recovery of our cash investment in the Prospect. The well operator is obligated to return $100,000 CAD to the Company by January 6, 2011. An additional $25,000 CAD is payable to us on demand without interest. No working interest or any other interest in the Prospect has been granted to Thrust Energy, and we are not pursuing the grant of any such interest related to the Prospect. As a result, we have written off and expensed a total of $60,000 in costs relating to the acquisition of conditional rights to acquire an interest in the Prospect.

As of May 31, 2010, we had total assets of $118,483 comprised entirely of other receivable from the operator of the Prospect. This reflects a decrease of the value of our total assets from $177,741 on August 31, 2009, due to the write-off of costs relating to the acquisition of conditional rights to acquire an interest in the Prospect. Working capital was reduced, as at May 31, 2010, to an amount of $84,854, as compared to $174,950 on August 31, 2009.

As of May 31, 2010, our total liabilities increased to $33,629 from $2,791 as of August 31, 2009. The increase was primarily due to a cash loan from our director.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

(i) We posted an operating loss of $67,448 for the quarter ending May 31, 2010, primarily related to the write-off of costs relating to the acquisition of conditional rights to acquire natural gas interests. This was an increase from the operating loss of $872 for the quarter ended May 31, 2009.

The operating loss for nine months ending May 31, 2010 was $90,096, compared to the operating loss of $7,704 for nine months ended May 31, 2009. The increase primarily related to the professional costs related to the Prospect and the write-off of costs relating to the acquisition of conditional rights to acquire natural gas interests.

ITEM  4.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                             THRUST ENERGY CORP.

Date:  July 13, 2010                         /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer