Form 10-K
period 2010-08-31
Thrust Energy Corp.
filed 2010-11-29
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2010

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

                   Issuer's telephone number: (647) 456-5375

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

The Issuer had no revenue for the fiscal year ended August 31, 2010.

As of November 26, 2009, the Issuer had 680,202 shares of Common Stock outstanding.

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

BUSINESS

We are an exploration stage oil and gas company. Since our business requires significant capital and we have limited assets and resources, we will initially participate in the oil and gas industry by acquiring undivided working interests in small oil and gas exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. There can be no assurance that we will be successful in our exploration and investment activities. The oil and gas business involves numerous risks. A "working interest" is an interest in a well that bears the drilling and operating expenses thereof. A "non-operating interest" is a working interest for which the owner does not operate the well.

Our management is not experienced in the oil and gas industry. We will therefore rely on consultants to identify, evaluate and structure suitable oil and gas acquisition opportunities. With the assistance of our consultants and, to a lesser extent, unsolicited submissions, we intend to evaluate potential acquisitions of oil and gas interests in the United States and Canada that may become available on acceptable terms and that have the potential to provide us with production revenue and reserves.

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

We are focusing our acquisition and exploration activities in the Province of Alberta. This region is characterized by potentially long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and limited federal land or land access impediments. We will, however, consider any prospective oil and gas projects located in the United States or Canada that we believe may yield commercially producible amounts of oil or gas.

We have not earned any revenue since our inception and presently have negative cash flow. To date, our efforts upon have been devoted to acquiring non-operating interests in projects that are already producing oil or natural gas, and thereby generate positive cash flow to fund operations and re-investment in other oil and gas projects. We have also pursued non-operating interests in exploration projects.

In 2009, we expanded our business plan to include the development of renewable energy sources. Our efforts in this area been unsuccessful. In 2010, we abandoned our pursuit of renewable energy to focus on the acquisition of oil and natural gas interests.

On November 25, 2009, we obtained an assignment of the conditional right to acquire a working interest in certain natural gas properties located in Alberta (the "Prospect") from the well operator (an independent third party), which was subject to Thrust providing up to $1,000,000 in financing for the completion of wells located on the Prospect. On January 22, 2010, the well operator informed us that we were in default of our contractual obligations. As part of our negotiations with the well operator, we agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. On February 8, 2010, our sole director advanced the sum of $25,000 CAD ($23,740) to the operator on our behalf, but we were unable to make any further payments. No working interest or any other interest in the Prospect has been granted to the Company, and the Company is not pursuing the grant of any such interest related to the Prospect. As a result of conservatism, we have written off a total of $83,740 in costs relating to the acquisition of conditional rights to acquire an interest in the Prospect.

The Company is actively pursuing recovery of its cash investment in the Prospect. The well operator is obligated to return $100,000 CAD to the Company by January 6, 2011. An additional $25,000 CAD is payable to the Company on demand without interest. On October 12, 2010, we made formal demand for the payment of $25,000 CAD from the well operator by October 31, 2010. To date, no payment has been received by the well operator.

We do not presently have any oil, gas or renewable energy interests, or other assets.

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

Our selection of exploration properties will be based primarily on available information gathered from historical records and drill logs, geologic and engineering data, surrounding production from similar wells and ease of access. The cost of obtaining such information will be unique to each property we may acquire in the future and cannot presently be estimated. Due to the expense of 3-D seismic data it is unlikely that we will obtain such information with respect to any property we acquire. 3-D seismic is the method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. A 3-D seismic survey allows for a more detailed understanding of the subsurface than does a 2-D seismic survey and contributes significantly to field appraisal, exploitation and production. Without a 3-D seismic survey it is much more likely that our drilling efforts will be unsuccessful.

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

As is customary in the oil and gas industry, we will conduct a preliminary title examination at the time that we acquire an exploration property. We will rely upon the brokers of each property to conduct the title examination. We will engage an attorney to provide a title opinion on any property having an acquisition cost of more than $100,000 prior to acquiring it. Similarly, before we commit to spending $100,000 on the exploration of a property we acquire, such as for drilling operations, if we have not already obtained a title opinion on the property we will engage an attorney to do so.
We will perform necessary curative work with respect to any significant defects in title prior to proceeding with operations.

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

GOVERNMENT  AND  ENVIRONMENTAL  REGULATION

Domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state/provincial, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. Statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Alberta and other jurisdictions in which we intend to conduct operations also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

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

EMPLOYEES

We currently have no employees other than our sole officer and director, who has not been paid for his services. We do not have any employment agreements with our sole officer and director. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our officers and directors.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION.

Our shares trade on the OTCBB under the symbol "TEGC." Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

                         -------------------------------
                         QUARTER ENDED      HIGH    LOW
                         -------------------------------
                         August 31, 2010    $0.07  $0.07
                         May 31, 2010       $0.09  $0.04
                         February 28, 2010  $0.15  $0.05
                         November 30, 2009  $0.09  $0.05
                         August 31, 2009    $0.20  $0.02
                         May 31, 2009       $0.10  $0.02
                         February 28, 2009  $0.05  $0.02
                         November 30, 2008  $0.26  $0.05
                         -------------------------------

SHAREHOLDERS

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214 (Telephone: 503.227.2950; Facsimile:
503.227.6874).

On November 10, 2009, the shareholders' list of our shares of common stock showed 29 registered holders of our shares of common stock and 680,202 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As part of our negotiations with the well operator, we agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. We paid a total of $25,000 CAD ($23,740) to the operator on February 8, 2010, but were unable to make any further payments. The payment to the operator was financed by a director of the Company.

We are actively pursuing recovery of our cash investment in the Prospect. The well operator is obligated to return $100,000 CAD to the Company by January 6, 2011. An additional $25,000 CAD is payable to us on demand without interest. No working interest or any other interest in the Prospect has been granted to Thrust Energy, and we are not pursuing the grant of any such interest related to the Prospect. As a result of conservatism, we have written off and expensed a total of $83,740 in costs relating to the acquisition of conditional rights to acquire an interest in the Prospect.

As of August 31, 2010, we had total assets of $94,960 comprised entirely of a cash receivable from the operator of the Prospect. This reflects a decrease of the value of our total assets from $177,741 on August 31, 2009, due to the write-off of costs relating to the acquisition of conditional rights to acquire an interest in the Prospect. Working capital was reduced, as at August 31, 2010, to $59,970 as compared to $174,950 on August 31, 2009.

As of August 31, 2010, our total liabilities increased to $34,990 from $2,791 as of August 31, 2009. The increase was primarily due to a cash loan from our director.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects throughout North America.

RESULTS  OF  OPERATIONS

We posted an operating loss of $114,980 for the fiscal year ending August 31, 2010, due primarily to $24,467 in professional fees and the write-off of $83,740 in costs associated with the acquisition of conditional oil exploration rights. This was consistent with the operating loss of $114,921 for the previous fiscal year.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

THRUST ENERGY CORP.
(An Exploration Stage Company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

August 31, 2010 and 2009



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
                                                               Fax: 604-688-3373
                                                    E-mail: info@changleellp.com



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

THRUST  ENERGY  CORP.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Thrust Energy Corp. (an exploration stage company) as at August 31, 2010 and 2009 and the related statements of stockholders' equity, operations and cash flows for the years then ended and the cumulative period from September 15, 2004 (date of inception) to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the cumulative period from September 15, 2004 (date of inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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




Vancouver,  Canada                                            "Chang Lee LLP"
November  26,  2010                                        Chartered Accountants


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
August 31, 2010
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                                                        2010        2009
---------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                   $         -   $ 177,741
     Other receivable (Note 3)                                                        94,960           -
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $    94,960   $ 177,741
---------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $     1,470   $   2,791
     Due to a related party                                                           33,520           -
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                             34,990       2,791
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK (NOTE 4)
100,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                                        -            -

COMMON STOCK (NOTE 4)
900,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  680,202 common shares  (August 31, 2009: 680,198)          68           68

ADDITIONAL PAID-IN CAPITAL      362,285   362,285

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                 (302,383)    (187,403)
---------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                           59,970     (174,950)
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   94,960    $ 177,741
=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to August 31, 2010

(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                             Preferred Stock   Common Stock       paid-in  subscriptions  exploration         equity
                                              Shares  Amount  Shares   Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share                   -  $    -  500,000  $   50  $      450  $          -   $        -   $        500

Imputed interest from a shareholder                -       -        -       -          21             -            -             21

Loss and comprehensive loss for the period         -       -        -       -           -             -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                           -       -  500,000      50         471             -       (1,800)        (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                        -       -        -       -           -       165,000            -        165,000
------------------------------------------------------------------------------------------------------------------------------------

Imputed interest from a shareholder                -       -        -       -         750             -            -            750

Loss and comprehensive loss for the year           -       -        -       -           -             -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                           -       -  500,000      50       1,221       165,000      (21,821)       144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                        -       -  180,198      18     360,377      (165,000)           -        195,395

Imputed interest from a shareholder                -       -        -       -         687             -            -            687

Loss and comprehensive loss for the year           -       -        -       -         -               -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                           -       -  680,198      68     362,285             -      (45,024)       317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year           -       -        -       -           -             -      (27,458)       (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                           -  $    -  680,198  $   68  $  362,285  $          -   $  (72,482)  $    289,871
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year           -       -        -       -           -             -     (114,921)      (114,921)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                           -  $    -  680,198  $   68  $  362,285  $          -   $ (187,403)  $    174,950
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for debt settlement
July 21, 2010, $0.10 per share                     -  $    -        4  $    0  $        0  $          -   $        -   $          0

Loss and comprehensive loss for the year           -       -        -       -           -             -     (114,980)      (114,980)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2010                           -  $    -  680,202  $   68  $  362,285  $          -   $ (302,383)  $     59,970
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------
                                                          Cumulative from
                                                       September 15, 2004
                                                           (inception) to       Year Ended       Year Ended
                                                          August 31, 2010  August 31, 2010  August 31, 2009
------------------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                        $          41,795   $        9,472   $         7,750
Amortization                                                       2,153                -                 -
Bank charges                                                         377               51                 -
Filing fees                                                        2,171                -                 -
Business development                                             105,227                -           105,227
Interest                                                           1,458                -                 -
Leases                                                             3,547                -                 -
Legal                                                             27,866           14,995               155
Office                                                             8,959            2,180             1,100
Transfer agent                                                     7,385              732               689
Write-off of oil & gas property (note 5)                          97,635           83,740                 -
------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   298,573          111,170           114,921
------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Foreign exchange (gain)/loss                                       3,810            3,810                 -
------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         $        (302,383)  $     (114,980)  $      (114,921)
------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                           $        (0.17)  $         (0.17)
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                               680,198           680,198
============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------
                                                                      Cumulative from
                                                                   September 15, 2004
                                                                       (inception) to       Year Ended       Year Ended
                                                                      August 31, 2010  August 31, 2010  August 31, 2009
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (Loss) for the period                                          $        (302,383)  $     (114,980)  $     (114,921)

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
- amortization                                                                 2,153                -                -
- imputed interest                                                             1,458                -                -
- foreign exchange loss                                                        5,040            5,040                -
- write-off of oil & gas property                                             97,635           83,740                -
Changes in operating assets and liabilities
- increase in due to a related party                                          33,520           33,520                -
- increase (decrease) in accounts payable and accrued liabilities              1,470           (1,321)           1,100
-----------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (161,107)           5,999         (113,821)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of oil and gas interest                                         (197,635)        (183,740)               -
Purchase equipment                                                            (2,153)               -                -
-----------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                       (199,788)        (183,740)               -
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       360,895                -                -
-----------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   -         (177,741)        (113,821)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     -          177,741          291,562
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $               -   $            -   $      177,741
=======================================================================================================================

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2010, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2010 and 2009, we had no cash equivalents.

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

Fair  Value  of  Financial  Instruments
ASC 820 "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level  1  - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company's financial instruments include cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to a related party. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Comprehensive  Loss

We apply ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the years ended August 31, 2010 and 2009 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the years ended August 31, 2010 and 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its financial statements.

In  February  2010,  The FASB issued ASU 2010-09, Subsequent Events (Topic 855):
Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The amendments are generally effective immediately, but with respect to the requirement that conduit obligors evaluate subsequent events through the date the financial statements are issued, the effective date is for interim or annual periods ending after June 15, 2010. The Company has adopted ASU 2010-09 with no material impact on the financial statements.

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company's financial statements.

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

As part of its negotiations with the well operator, the Company agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. The Company paid a total of $25,000 CAD ($23,740) to the operator on February 8, 2010, but was unable to make any further payments. The payment to the operator was financed by a director of the Company.

The Company is actively pursuing recovery of its cash investment in the Prospect. The well operator is obligated to return $100,000 CAD to the Company by January 6, 2011. An additional $25,000 CAD is payable to the Company on demand without interest. No working interest or any other interest in the Prospect has been granted to the Company, and the Company is not pursuing the grant of any such interest related to the Prospect. As a result of conservatism, a total of $83,740 in costs relating to the acquisition of conditional rights to acquire an interest in the Prospect has been written off and expensed by the Company.

NOTE  4  -  PREFERRED  AND  COMMON  STOCK

We  have  100,000,000  shares  of  preferred  stock  authorized and none issued.

We have 900,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

NOTE  5  -  RELATED  PARTY  TRANSACTION

On February 8, 2010, the Company's sole director advanced the sum of $25,000 CAD ($23,740) on behalf of the Company to the operator of certain natural gas wells located in Alberta. The advance has been recorded by the Company as a non-interest bearing, unsecured loan by our sole director to Thrust that is due and payable on demand. As of August 31, 2010, the entire principal amount of the advance is still outstanding.

NOTE  6  -  INCOME  TAXES

At August 31, 2010, we had deferred tax assets of approximately $106,000 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2010. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

--------------------------------------------------------------------------------
                                                August 31, 2010  August 31, 2009
--------------------------------------------------------------------------------

Net loss before income taxes                   $       114,980   $      114,921

Income tax recovery at statutory rates of 35%           40,243           40,222
Unrecognized benefits of non-capital losses            (40,243)         (40,222)
Total income tax recovery                      $             -   $            -
--------------------------------------------------------------------------------

The significant components of the deferred tax asset at August 31, 2010 were as follows:

--------------------------------------------------------------------
                                    August 31, 2010  August 31, 2009
--------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards  $      106,000   $       65,600
  Valuation allowance                     (106,000)         (65,600)
  Net deferred tax asset            $            -   $            -
--------------------------------------------------------------------

At August 31, 2010, we had net operating loss carryforwards of approximately $302,400, which expire in the year 2026 through 2030.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of August 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2010, the Company's disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of August 31, 2010, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of August 31, 2010:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of August 31, 2010 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of August 31, 2010, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

--------------------------------------------------------------------------------
                                              TERM PERIOD SERVED
NAME          POSITION                  AGE  AS DIRECTOR/OFFICER
--------------------------------------------------------------------------------

Thomas Mills  CEO, President, CFO,       42      2005 to present
              Secretary and a director
--------------------------------------------------------------------------------

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

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

Except as noted herein or below, during the last ten-(10) years none of our directors or officers have:

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

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended August 31, 2010 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2010 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

---------------------------------------------------------------------
NAME AND ADDRESS                                NUMBER OF SHARES    %
---------------------------------------------------------------------
Thomas Mills                                             500,002   74
1440-3044 Bloor Street West
Toronto, ON  M8X 2Y8
---------------------------------------------------------------------
Directors and officers as a group (one person)           500,003   74
=====================================================================

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

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

On February 8, 2010, our sole director advanced the sum of $25,000 CAD ($23,740) on our behalf to the operator of certain natural gas wells located in Alberta. We have recorded the advance as a non-interest bearing demand loan by our sole director to Thrust. As of August 31, 2010, the entire principal sum of the advance remains owing to our sole director.

No other material related party transactions between Thrust and its officers, directors or control persons occurred during the fiscal year ended August 31, 2010.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2010 is estimated to be $5,500.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009 was $5,265.

AUDIT  RELATED  FEES

For the fiscal years ended August 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were 4,201 and $2,500, respectively.

TAX  FEES

For the fiscal years ended August 31, 2010 and 2009, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended August 31, 2010 and 2009, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang Lee LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

*    approved by our audit committee; or

* entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

                                    PART IV

ITEM 15.     EXHIBITS

EXHIBIT  TITLE

    3.1  Amended and Restated Articles of Incorporation, Thrust Energy Corp.
    3.2  Amended and Restated Bylaws, Thrust Energy Corp.
   14.1 Code of Ethics for Senior Financial Officers, Thrust Energy Corp., incorporated by reference from the Form 10KSB filed November 6, 2006
   31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THRUST ENERGY CORP.


Date:  November 26, 2010                  By:/s/ Thomas Mills
                                             Thomas Mills,
                                             Chief Executive Officer,
                                             Chief Principal Accounting Officer,
                                             President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE         TITLE                                        DATE


/s/ Thomas Mills  Chief Executive Officer,                     November 26, 2010
Thomas Mills      Chief PrincipalAccounting Officer,
                  President & Director