Form 10-Q
period 2010-11-30
Thrust Energy Corp.
filed 2011-01-18
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2010

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

As of January 14, 2011, the Issuer had 680,202 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
November 30, 2010
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                                NOVEMBER 30, 2010  AUGUST 31, 2010
------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $              -   $            -
     Other receivable (Note 3)                                                            94,960           94,960
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $         94,960   $       94,960
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $          8,686   $        1,470
     Due to a related party                                                               35,112           33,520
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                 43,798           34,990
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK (NOTE 4)
100,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                                             -                -

COMMON STOCK (NOTE 4)
900,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  680,202 common shares (August 31, 2010: 680,202)                68               68

ADDITIONAL PAID-IN CAPITAL                                                               362,285          362,285

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                      (311,191)        (302,383)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                51,162           59,970
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $         94,960   $       94,960
==================================================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to November 30, 2010
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                            Preferred Stock     Common Stock      paid-in  subscriptions  exploration         equity
                                             Shares  Amount    Shares  Amount     capital       received        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
July 5, 2005, $0.00005 per share                  -  $    -   500,000  $   50  $     450   $       -      $        -   $        500

Imputed interest from a shareholder               -       -         -       -         21           -               -             21

Loss and comprehensive loss for the period        -       -         -       -          -           -          (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                          -  $    -   500,000  $   50  $     471  $        -      $   (1,800)  $     (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                       -       -         -       -          -     165,000               -        165,000

Imputed interest from a shareholder               -       -         -       -        750           -               -            750

Loss and comprehensive loss for the year          -       -         -       -          -           -         (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                          -  $    -   500,000  $   50  $   1,221  $  165,000      $  (21,821)  $    144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                       -       -   180,198      18    360,377    (165,000)              -        195,395

Imputed interest from a shareholder               -       -         -       -        687           -               -            687

Loss and comprehensive loss for the year          -       -         -       -          -           -         (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                          -  $    -   680,198  $   68  $ 362,285  $        -      $  (45,024)  $    317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -         -       -          -           -         (27,458)       (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                          -  $    -   680,198  $   68  $ 362,285  $        -      $  (72,482)  $    289,871
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -         -       -          -           -        (114,921)      (114,921)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                          -  $    -   680,198  $   68  $ 362,285  $        -      $ (187,403)  $    174,950
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for debt settlement
July 21, 2010, $0.10 per share                    -       -         4       0          0           -               -              0

Loss and comprehensive loss for the year          -       -         -       -          -           -        (114,980)      (114,980)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2010                          -  $    -   680,202  $   68  $ 362,285  $         -     $ (302,383)  $     59,970
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period        -       -         -       -          -           -          (8,808)        (8,808)
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2010                        -  $    -   680,202  $   68  $ 362,285  $        -      $ (311,191)  $     51,162
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                      September 15, 2004      Three months ended
                                                          (inception) to         November 30
                                                       November 30, 2010       2010       2009
------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                       $          47,683   $  5,888   $  5,565
Amortization                                                      2,153          -          -
Bank charges                                                        377          -         37
Filing fees                                                       2,171          -          -
Business development                                            105,227          -          -
Interest                                                          1,458          -          -
Leases                                                            3,547          -          -
Legal                                                            30,366      2,500     14,995
Office                                                            9,107        148         50
Transfer agent                                                    7,657        272        229
Write-off of oil & gas property                                  97,635          -          -
------------------------------------------------------------------------------------------------

OPERATING LOSS                                                  307,381      8,808     20,876
------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Foreign exchange (gain)/loss                                      3,810          -          -
------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        $        (311,191)  $ (8,808)  $(20,876)
================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                      -   $  (0.01)  $  (0.17)
================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                   -    680,202    680,198
================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                     Cumulative from
                                                                     September 15, 2004       Three months ended
                                                                     (inception) to              November 30
                                                                     November 30, 2010         2010        2009
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                                    $        (311,191)  $   (8,808)  $ (20,876)
Adjustments for items not involving cash:
- amortization                                                                   2,153            -           -
- imputed interest                                                               1,458            -           -
- foreign exchange loss                                                          5,040            -           -
- write off of oil & gas property                                               97,635            -           -
Changes in operating assets and liabilities
- increase in due to a related party                                            35,112        1,592           -
- increase (decrease)  in accounts payable and accrued liabilities               8,686        7,216       3,155
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                         (161,107)           -     (17,721)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of oil and gas interest                                           (197,635)           -           -
Purchase gas well option                                                      (162,153)           -    (160,000)
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (199,788)           -    (160,000)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                                         360,895            -           -
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      360,895            -           -
----------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                     -            -    (177,721)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       -            -     177,741
================================================================================================================

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $               -   $        -   $      20
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of November 30, 2010, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2010 and August 31, 2010, we had no cash equivalents.

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

Comprehensive  Loss

We apply ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the three months period ended November 30, 2010 and 2009 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the three months period ended November 30, 2010 and 2009.

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

The Company is actively pursuing recovery of its cash investment in the Prospect. The well operator was obligated to return $100,000 CAD to the Company by January 6, 2011, but failed to do so. An additional $25,000 CAD is payable to the Company on demand without interest. No working interest or any other interest in the Prospect has been granted to the Company, and the Company is not pursuing the grant of any such interest related to the Prospect. As a result of conservatism, a total of $83,740 in costs relating to the acquisition of conditional rights to acquire an interest in the Prospect has been written off and expensed by the Company.

NOTE 4 - PREFERRED AND COMMON STOCK

We have 100,000,000 shares of preferred stock authorized and none issued.

We have 900,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

NOTE 5 - RELATED PARTY TRANSACTION

On February 8, 2010, the Company's sole director advanced the sum of $25,000 CAD ($23,740) on behalf of the Company to the operator of certain natural gas wells located in Alberta. The advance has been recorded by the Company as a non-interest bearing, unsecured loan by our sole director to Thrust that is due and payable on demand. As of November 30, 2010, the entire principal amount of the advance is still outstanding.

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

We are actively pursuing recovery of our cash investment in the Prospect. The well operator was obligated to return $100,000 CAD to the Company by January 6, 2011, but failed to do so. An additional $25,000 CAD is payable to us on demand without interest. No working interest or any other interest in the Prospect has been granted to Thrust Energy, and we are not pursuing the grant of any such interest related to the Prospect. As a result of conservatism, we have written off and expensed a total of $83,740 in costs relating to the acquisition of conditional rights to acquire an interest in the Prospect.

As of November 30, 2010, we had total assets of $94,960 comprised entirely of a cash receivable from the operator of the Prospect. There was no change in the value of our assets from August 31, 2010.

As of November 30, 2010, our total liabilities increased to $43,798 from $34,990 as of August 31, 2010. The increase was primarily due to unpaid professional fees.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects throughout North America.

RESULTS  OF  OPERATIONS

We  posted  an  operating  loss  of  $8,808  for  the three months period ending
November 30, 2010, due primarily to $8,388 in professional fees. This represented a decrease from the operating loss of $20,876 for the same period in the previous fiscal year.

ITEM  4.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At present, our common stock is quoted on the Pink OTC Markets' OTCQB under the trading symbol TEGC.

As  of  November  30,  2010  there were 34 owners of record of our common stock.

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

                                             THRUST ENERGY CORP.


Date: January 14, 2011                       /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer