Form 10-Q
period 2011-02-28
Thrust Energy Corp.
filed 2011-04-14
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2011

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

As of April 14, 2011, the Issuer had 680,202 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


THRUST ENERGY CORP.
(An Exploration Stage Company)

Balance Sheets
February 28, 2011
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                                FEBRUARY 28, 2011  AUGUST 31, 2010
------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $              -   $            -
     Other receivable (Note 3)                                                           102,228           94,960
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $        102,228   $       94,960
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $         12,700   $        1,470
     Due to a related party                                                               35,385           33,520
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                 48,085           34,990
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK
100,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  None                                                             -                -

COMMON STOCK
900,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  680,202 common shares (August 31, 2010: 680,202)                68               68

ADDITIONAL PAID-IN CAPITAL                                                               362,285          362,285

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                                      (308,210)        (302,383)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                54,143           59,970
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $        102,228   $       94,960
==================================================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Stockholders' Equity
For the period from September 15, 2004 (inception) to February 28, 2011
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                               Additional          Share       during  stockholders'
                                             Preferred Stock    Common Stock      paid-in  subscriptions  exploration         equity
                                              Shares  Amount   Shares  Amount     capital       received        stage   (deficiency)
Issuance of common stock for cash
July 5, 2005, $0.00005 per share                   -  $    -  500,000  $   50  $     450   $          -   $        -   $        500

Imputed interest from a shareholder                -       -        -       -         21              -            -             21

Loss and comprehensive loss for the period         -       -        -       -          -              -       (1,800)        (1,800)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2005                           -       -  500,000      50        471              -       (1,800)        (1,279)
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                        -       -        -       -          -        165,000            -        165,000

Imputed interest from a shareholder                -       -        -       -        750              -            -            750

Loss and comprehensive loss for the year           -       -        -       -         -               -      (20,021)       (20,021)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2006                           -       -  500,000      50      1,221        165,000      (21,821)       144,450
------------------------------------------------------------------------------------------------------------------------------------

Share subscription received                        -       -  180,198      18    360,377       (165,000)           -        195,395

Imputed interest from a shareholder                -       -        -       -        687              -            -            687

Loss and comprehensive loss for the year           -       -        -       -          -              -      (23,203)       (23,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                           -       -  680,198      68    362,285              -      (45,024)       317,329
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year           -       -        -       -          -              -      (27,458)       (27,458)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2008                           -       -  680,198  $   68   $362,285  $           -   $  (72,482)  $    289,871
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year           -       -        -       -          -              -     (114,921)      (114,921)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2009                           -       -  680,198  $   68  $ 362,285  $           -   $ (187,403)  $    174,950
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for debt settlement
July 21, 2010, $0.10 per share                     -       -        4  $    -  $       -  $           -   $        -   $          -

Loss and comprehensive loss for the year           -       -        -       -          -              -     (114,980)      (114,980)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2010                           -       -  680,202  $   68  $ 362,285  $           -   $ (302,383)  $     59,970
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period         -       -        -       -          -              -       (5,827)        (5,827)
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2011                         -       -  680,202  $   68  $ 362,285  $           -   $ (308,210)  $     54,143
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Operations and Comprehensive Income (Loss)
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Cumulative from
                                                              September 15, 2008      Six months ended        Three months ended
                                                                  (inception) to  February 28  February 28  February 28  February 28
                                                               February 28, 2011         2011         2010         2011         2010
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES

Accounting fees                                               $          49,318   $    7,523   $    6,763   $    1,635   $    1,198
Amortization                                                              2,153            -            -            -            -
Bank charges                                                                377            -           57            -           20
Filing fees                                                               2,171            -            -            -            -
Business development                                                    105,227            -            -            -            -
Interest                                                                  1,458            -            -            -            -
Leases                                                                    3,547            -            -            -            -
Legal                                                                    32,866        5,000       14,995        2,500            -
Office                                                                    9,107          148          409            -          359
Transfer agent                                                            7,809          424          424          151          195
Write-off of oil & gas property                                          97,635            -            -            -            -
------------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                          311,668       13,095       22,648        4,286        1,772
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Foreign exchange (gain) loss                                             (3,458)      (7,268)           -       (7,268)           -
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)             $        (308,210)  $   (5,827)  $  (22,648)  $    2,982   $   (1,772)
FOR THE PERIOD
====================================================================================================================================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                       $    (0.01)  $    (0.03)  $     0.00   $    (0.00)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                                  680,202      680,198      680,202      680,198
====================================================================================================================================

The accompanying notes are an integral part of these financial statements


THRUST ENERGY CORP.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                        Cumulative from
                                                                     September 15, 2004       Six months ended
                                                                          (inception)to         February 28
                                                                        February28,2011       2011        2010
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                                    $        (308,210)  $  (5,827)  $  (6,308)
Adjustments for items not involving cash:
- amortization                                                                   2,153           -           -
- imputed interest                                                               1,458           -           -
- foreign exchange gain                                                         (2,228)     (7,268)          -
- write off of oil & gas property                                               97,635           -           -
Changes in operating assets and liabilities
- increase in due to a related party                                            35,385       1,865       1,592
- increase (decrease)  in accounts payable and accrued liabilities              12,700      11,230       4,716
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                         (161,107)          -           -
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of oil and gas interest                                           (197,635)          -           -
Purchase gas well option                                                        (2,153)          -           -
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (199,788)          -           -
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock                                         360,895           -           -
---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      360,895           -           -
---------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                    -            -           -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      -            -           -
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $              -     $      -   $       -
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of February 28, 2011, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents

We consider all highly liquid investments and debt instruments purchased with maturity of three months or less to be cash equivalents. At February 28, 2011 and August 31, 2010, we had no cash and cash equivalents.

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

Fair  Value  of  Financial  Instruments

Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments include other receivable, accounts payable and accrued liabilities and due to a related party. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Earnings  (Loss)  per  Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. Basic and diluted loss per share is the same as the effect of the exercise of outstanding options would be anti-dilutive.

Comprehensive  Loss

Comprehensive Income is the change in the Company's net assets that results from transactions, events and circumstances from sources other than the Company's shareholders and includes items that would not normally be included in net earnings such as unrealized gains or losses on available-for-sale investments. Other comprehensive income includes the holding gains and losses from available-for-sale securities, which are not included in net income (loss) until realized.

For the three and six months periods ended February 28, 2011 and 2010 our only component of comprehensive income or loss was the net loss reported in the operations statement.

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

We did not grant any stock options during the three and six month periods ended February 28, 2011 and 2010.

Recent  Accounting  Pronouncements

Accounting Standards Update ("ASU") No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company's financial statements.

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

NOTE 5 - RELATED PARTY TRANSACTION

On February 8, 2010, the Company's sole director advanced the sum of $25,000 CAD ($23,740) on behalf of the Company to the operator of certain natural gas wells located in Alberta. The advance has been recorded by the Company as a non-interest bearing, unsecured loan by our sole director to Thrust that is due and payable on demand. As of February 28, 2011, the entire principal amount of the advance is still outstanding.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

We are an exploration stage oil and gas company that has not begun operations. We plan to acquire undivided working interests in small exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada. We do not presently own or have any interest in any oil or natural gas properties. We are considering expanding the scope of our business to include mineral exploration and related services.

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

As of February 28, 2011, we had total assets of $102,228 comprised entirely of other receivable from the operator of the Prospect. The change in the value of our assets from August 31, 2010 resulted from the appreciation of Canadian dollar over US dollar.

As of February 28, 2011, our total liabilities increased to $48,085 from $34,990 as of August 31, 2010. The increase was primarily due to unpaid professional fees.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

SIX MONTH PERIOD ENDED FEBRUARY 28, 2011 COMPARED TO THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2010

We realized a net loss of $5,827 during the six months period ended February 28, 2011. Operating expenses during the period consisted of $7,523 in accounting and audit fees, $5,000 in legal fees and $572 in office and other general corporate expenses, and foreign exchange gain of $7,268.

Operating expenses for the six months period ended February 28, 2010 were $6,763 in accounting fees, $14,995 in legal fees and $890 in office and other general corporate expenses.

QUARTER ENDED FEBRUARY 28, 2011 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 2010

We realized a net income of $2,982 during the three months period ended February 28, 2011. Operating expenses during the period consisted of $2,500 in legal fees, $1,635 in accounting fees and 151 in office and other general corporate expenses, and foreign exchange gain of $7,268.

Operating expenses for the three month period ended February 28, 2010 were $1,772 and were attributable to $1,198 in accounting fees, and $574 in office and other general corporate expenses.

ITEM  4.     CONTROLS  AND  PROCEDURES
(i)
(ii) As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.
(iii)
(iv) Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.
(v)
PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At present, our common stock is quoted on the Pink OTC Markets' OTCQB under the trading symbol TEGC.

As  of  February  28,  2011  there were 34 owners of record of our common stock.

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

                                             THRUST ENERGY CORP.


Date: April 14, 2011                         /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer