Form 10-Q
period 2011-05-31
American Mining Corp
filed 2011-07-21
CIK 1343009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                          Commission file # 333-106291

                          AMERICAN MINING CORPORATION
                         (FORMERLY THRUST ENERGY CORP.)
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   20-3373669
                    (I.R.S. Employer Identification number)

             970 CAUGHLIN CROSSING, SUITE 100, RENO, NEVADA  89519
                    (Address of principal executive offices)

                   Issuer's telephone number: (888) 505-5808

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

As of July 19, 2011, the Issuer had 31,680,202 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMERICAN MINING CORPORATION (FORMERLY THRUST ENERGY CORP.)
(A Development Stage Company)

Balance Sheets
May 31, 2011
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------
                                                                            MAY 31, 2011   AUGUST 31, 2010
----------------------------------------------------------------------------------------------------------

ASSETS

Mineral equipment (Note 4)                                                  $ 1,685,658    $        89,200
Investment in joint venture (Note 5)                                            400,000                  -
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  2,085,658             89,200
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                               $   590,303   $              -
     Due to a related party (Note 6)                                             35,385                  -
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                       625,688                  -
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK
100,000,000 preferred shares at a par value of $0.0001 per share
     Issued and outstanding:  2,000,000 shares of Series A Preferred Stock          200                200
                              (August 31, 2010: 2,000,000)

COMMON STOCK
900,000,000 common shares at a par value of $0.0001 per share
     Issued and outstanding:  31,680,202 common shares                            3,100              3,100
                             (August 31, 2010: 31,680,202)

ADDITIONAL PAID-IN CAPITAL                                                    1,543,118             85,900

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                              (86,448)                 -
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    1,459,970             89,200
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 2,085,658   $         89,200
==========================================================================================================

The accompanying notes are an integral part of these financial statements.


AMERICAN MINING CORPORATION (FORMERLY THRUST ENERGY CORP.)
(A Development Stage Company)

Statements of Operations and Comprehensive Income (Loss)
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------
                                                                         Nine months ended        Three months ended
                                                                       May 31        May 31       May 31        May 31
                                                                         2011          2010         2011          2010
----------------------------------------------------------------------------------------------------------------------

EXPENSES

Maintenance and repairs                                                35,760             -       35,760             -
----------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                         35,760             -       35,760             -
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD  $   (35,760)  $         -  $   (35,760)  $         -
======================================================================================================================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                       $     (0.00)  $         -  $     (0.00)  $         -
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               31,680,202    31,680,202   31,680,202    31,680,202
- basic and diluted
======================================================================================================================

The accompanying notes are an integral part of these financial statements


AMERICAN MINING CORPORATION (FORMERLY THRUST ENERGY CORP.)
(A Development Stage Company)

Statements of Cash Flows
(Unaudited - prepared by management)
(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------
                                                                       Nine months ended
                                                                              May 31
                                                                           2011       2010
-------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net Income (Loss)                                                   $   (35,760)  $      -
Adjustments for items not involving cash:
- amortization                                                                -          -
- imputed interest                                                            -          -
- increase (decrease) in accounts payable and accrued liabilities        50,688          -
-------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                    14,928          -
-------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Investment in joint venture                                            (400,000)         -
Acquisition of equipment                                             (1,021,458)   (89,200)
-------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                (1,421,458)   (89,200)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Contribution from shareholders                                        1,406,530     89,200

NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,406,530     89,200

INCREASE IN CASH                                                              -          -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                -          -
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $         -   $      -
===========================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

American Mining Corporation (the "Company"), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp. On May 5, 2011, the Company changed its name to American Mining Corporation.

The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably. On April 18, 2011, the Company entered into an agreement of purchase and sale with North American Mining Corporation ("NAMC"), a Nevada Corporation (formerly, American Mining Corporation), whereby the Company agreed to acquire certain equipment and options on equipment held by North American Mining Corporation (the "Acquisition") in exchange for 31,000,000 shares of the Company's common stock at a deemed price of $0.05 per share and an assumption of certain liabilities associated with the assets. The Acquisition was subject to the consent of a secured creditor of North American Mining Corporation, which the Company obtained in consideration of 2,000,000 shares of Series A Preferred Stock at a deemed price of $0.05 per share. The Acquisition closed on May 31, 2011.

Upon closing of the Acquisition, the Company suspended its oil and gas operations and changed its business to toll milling and refining, mineral exploration and mine development. The Company's principal offices are in Reno, Nevada.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred operating losses since inception and further losses are anticipated in the development of its business. As of May 31, 2011, the Company has limited financial resources and requires additional financing to fund its operations. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable mineral properties, generate revenue from its planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The management of the Company plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD

The financial statements of the Company are prepared by management in conformity with United States generally accepted accounting principles using the accrual method of accounting. The fiscal year end of the Company is August 31.

For accounting purposes, the Acquisition was treated as a reverse acquisition with NAMC being the accounting acquirer (Note 3). Accordingly, the historical financial information in this Form 10-Q prior to the acquisition is that of NAMC's assets acquired and liabilities assumed by Thrust.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Differences in these estimates and actual results could be material to the Company's financial position and results of operations.

     CONCENTRATIONS

Concentration of Credit Risk - Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash bank deposits. The Company maintains certain of its cash in bank accounts insured by the Federal Deposit Insurance Corporation up to $250,000. However, the Company's account balances, at times, may exceed federally insured limits and may be deposited in a foreign bank. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

Concentration of Operations - The Company's operations are currently all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals markets could have an adverse effect on the Company's operations.

CASH AND CASH EQUIVALENTS

The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. The Company had no cash equivalents at May 31, 2011 and August 31, 2010.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

                       Computer equipment     3-5 years
                       Drilling equipment     4-5 years
                        Support equipment     5-7 years
           Office furniture and equipment     5-7 years
             Mining and milling equipment     5-7 years

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves. As of May 31, 2011, the Company had no mineral properties with proven or probable reserves and no amortizable mine development costs.

Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of property and equipment are reflected in operations.

The cost and accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

MINERAL PROPERTY ACQUISITION COSTS

Mineral property acquisition costs are recorded at cost and capitalized where an evaluation of market conditions and other factors imply the acquisition costs are recoverable. Such factors may include the existence or indication of economically mineable reserves, a market for the subsequent sale of the mineral property, the stage of exploration and evaluation of the property, historical exploration or production data, and the geographic location of the property. Once a determination has been made that a mineral property has proven or probable reserves that can be produced profitably, depletion of the capitalized acquisition costs will be computed on the commencement of commercial production on the units-of-production basis using estimated proven and probable reserves. As of May 31, 2011 and August 31, 2010, the Company had no capitalized mineral property acquisition costs.

Where an evaluation of market conditions and other factors results in uncertainty as to the recoverability of exploration mineral property acquisition costs, the costs are expensed as incurred and included in exploration and evaluation expenses.

EXPLORATION AND EVALUATION EXPENSES

Exploration expenses relating to the search for resources suitable for commercial production, including researching and analyzing historic exploration data, conducting topographical, geological, geochemical and geophysical studies, exploratory drilling, trenching and sampling are expensed as incurred.

Evaluation expenses relating to the determination of the technical feasibility and commercial viability of a mineral resource, including determining volume and grade of deposits, examining and testing extraction methods, metallurgical or treatment processes, surveying transportation and infrastructure requirements and conduction market and finance studies are expensed as incurred.

MINERAL PROPERTY DEVELOPMENT COSTS

Mineral property development costs relate to establishing access to an identified mineral reserve and other preparations for commercial production, including infrastructure development, sinking shafts and underground drifts, permanent excavations, and advance removal of overburden and waste rock.

When it is determined that commercially recoverable reserves exist and a decision is made by management to develop the mineral property, mineral property development costs are capitalized and carried forward until production begins. The capitalized mineral property development costs are then amortized using the units-of-production method using proven and probable reserves as the mineral resource is mined.

INVESTMENT  IN  JOINT  VENTURE

Joint ventures are analyzed under the FASB ASC Topics of Consolidation in order to determine whether the entity should be consolidated.

We use the equity method of accounting for investment in unconsolidated joint venture when we own more than 20% up to 50% of the voting interests and have significant influence but do not have a controlling financial interest. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of income.

On a periodic basis, we evaluate our investment in unconsolidated joint venture for impairment in accordance with the Investments-Equity Method and Joint Ventures Topic of the FASB ASC. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated joint ventures may be impaired. An investment in a joint venture is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that joint venture on an other-than-temporary basis.

ASSETS RETIREMENT OBLIGATIONS

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at May 31, 2011 and August 31, 2010, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company reviews and evaluates the carrying amounts of its mineral properties, capitalized mineral property development costs and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

REVENUE RECOGNITION

The Company records revenue when title passes, delivery occurs to its customers and the customer assumes the risks and rewards of ownership, when the price is fixed and determinable, and when collectability is reasonably assured.

INCOME  TAXES

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

STOCK-BASED  COMPENSATION  AND  EQUITY  TRANSACTIONS

In accordance with ASC Topic 718, Compensation - Stock Compensation, the Company measures the compensation cost of stock options and other stock-based awards issued to employees and directors pursuant to stock-based compensation plans at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of ASC Topic 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company has determined that the dates used to value the transaction are either:
(1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party's performance is complete.

     The Company did not grant any stock options during the three and nine month periods ended May 31, 2011 and 2010.

FOREIGN  CURRENCY  TRANSACTIONS

The Company's functional and reporting currency is U.S. Dollars. At the transaction date, each asset, liability, revenue and expense involves foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Our currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

COMPREHENSIVE  INCOME  (LOSS)

Comprehensive Income (loss) is the change in the Company's net assets that results from transactions, events and circumstances from sources other than the Company's shareholders and includes items that would not normally be included in net earnings such as unrealized gains or losses on available-for-sale investments. Other comprehensive income includes the holding gains and losses from available-for-sale securities, which are not included in net income (loss) until realized.

For the three and nine months periods ended May 31, 2011 and 2010 the Company's only component of comprehensive income or loss was the net loss reported in the statement of operations and comprehensive income (loss).

BASIC  AND  DILUTED  LOSS  PER  SHARE

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NOTE 3 - ACQUISITION OF ASSETS

On May 31, 2011, the Company issued 31,000,000 shares of its common stock to NAMC in exchange for certain mining equipment and options held by NAMC.

The Acquisition was subject to the consent of Gary MacDonald, the President of NAMC, in his personal capacity as a secured creditor of NAMC under the terms of a General Security Agreement dated May 1, 2007. On May 31, 2011, the Company issued 2,000,000 shares of Series A Preferred Stock to Gary MacDonald in exchange for his consent to the asset acquisition. On May 31, 2011, the Company appointed Gary MacDonald as its President and Chief Executive Officer, effective on June 1, 2011.

The Acquisition was accounted for as a reverse acquisition for business combinations under the acquisition method of business combination in accordance with GAAP. Under this method of accounting, the Company is treated as the acquired company for financial reporting purposes. On May 31, 2011, the Company had net liabilities of $50,688. Under the terms of the Asset Purchase Agreement, as of the closing date, NAMC (the former holder of the acquired assets) acquired 98% of the capital stock of the Company (on a fully diluted basis). In addition, the secured creditor, who is also the primary beneficiary of NAMC, manages the operations of the Company. In accordance with guidance applicable to these circumstances, the Acquisition was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the acquisition was treated as the equivalent of the Company issuing stock for the net monetary assets of Thrust. The net liabilities of Thrust as at the acquisition date were treated as a charge to the retained earnings of the Company.

The comparative figures presented in the financial statements prepared after the reverse takeover are those of the NAMC, which are mainly the carrying amount of the assets acquired and liabilities assumed in the acquisition recorded at the historical basis.

NOTE 4 - MINERAL EQUIPMENT

     On May 31, 2011, the Company acquired the right, under a Binding Letter of Intent and Term Sheet dated March 21, 2011, to acquire certain used milling equipment from NJB Mining Inc., including a Marcy ball mill, five used thickener mechanisms (Eimco Type B), and one Eimco 2.6 meter belt press with dual "P" rolls for a total purchase price of $800,000 of which $225,000 has already been paid as of May 31, 2011. The remainder of the purchase price for the equipment is now due and payable by the Company. All payments are non-refundable.

As at May 31, 2011, the Company has acquired a 100% ownership interest in certain used milling and related equipment, free and clear of encumbrances, including two Denver 3' x 3'6" ball mill circuits, one 750 kg capacity plasma (pillar) tilt furnace (with skidding and platforms), two Cress furnaces for assaying, one 3' x 3' 6" Denver ball mill, one 3' x 3.5' Denver ball mill circuit, one jaw-crusher circuit with screen (skid mounted), and one jaw-crusher circuit with screen (skid mounted) for a total cost of $1,685,658.

NOTE 5 - INVESTMENT IN JOINT VENTURE

On May 31, 2011, the Company acquired the right to enter into 50% joint venture interest in a permitted mill facility, currently operated by Win-Eldrich Gold Inc. ("WEG"), together with ancillary used equipment and supplies suitable for concentrating gold, silver and other precious metals, including one 800 ton-per-day crushing circuit, one 100 ton-per-day AC Ball Mill and two 50,000 ton tailings impoundments (collectively referred to as the "Ashdown Mill"). The Ashdown Mill is located on 39.7 acres of privately owned land in Humboldt County, Nevada.

Under the terms of a binding letter of intent, the Company will acquire a 50% ownership and revenue interest in the Ashdown Mill in exchange for total cash consideration of $2 million (the "WEG Payment") and the contribution of a 100 ton per day gold mill circuit to the Ashdown Mill. As of May 31, 2011, $400,000 of the WEG Payment had been paid, with $1.6 million remaining payable to WEG. On July 5, 2011, a further $100,000 was paid by the Company. On July 15, 2011, in consideration of a $50,000 cash payment by the Company, WEG agreed to accept 2,000,000 shares of the Company's common stock in lieu of $500,000 of the WEG Payment, with the remainder due by September 15, 2011.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine months ended May 31, 2011, Thomas Mills, a former director, officer and stockholder of the Company, advanced the Company $1,865. For the years ended August 31, 2010, Mr. Mills advanced the Company $33,520. As of May 31, 2011, the Company owed a total principal balance of $35,385 related to these payables. As of the date of this Report, all of such amounts remain unpaid and outstanding.

See also Note 3.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share.

SERIES A PREFERRED STOCK

The Company has designated 2,000,000 shares of its authorized preferred stock as "Series A Preferred Stock". Each share of Series A Preferred Stock has a par value of $0.0001 and entitles the holder to ten (10) votes at all stockholder meetings (except meetings at which only holders of other classes or series of shares are entitled to attend) for a period of three years from the date of issuance, and thereafter to one (1) vote at all such meetings.

Each share of Series A Preferred Stock will be automatically converted into one fully paid and non-assessable share of the Company's common stock if the holder transfers the share other than to certain permitted transferees, or upon the fifth anniversary date of the date of its issuance. There are no other conversion rights or privileges attached to the Series A Preferred Stock.

Each holder of Series A Preferred Stock has a right of retraction, to require the Company to redeem all or any of the holder's Series A Preferred Stock at a price of $25.00 per share within seven days following a change of control of the Company. If the Company does not redeem all shares of Series A Preferred Stock when presented for redemption, then all the holders of Series A Preferred Stock will be entitled, as a class, to elect a majority of the members of the Board for a period of one year. The Company may not redeem any shares of Series A Preferred Stock without the consent of the holder of such shares.

     The Company is prohibited from taking certain corporate actions while any shares of Series A Preferred Stock are outstanding, without first obtaining the approval of the holders of two-thirds of the issued and outstanding Series A Preferred Stock.

During the three months ended May 31, 2011, a total of 2,000,000 shares of Series A Preferred Stock were issued to Gary MacDonald in exchange for his consent to the acquisition of the certain assets from NAMC. At the time of the issuance, Gary MacDonald was the President of NAMC and its secured creditor. Gary MacDonald became the President and CEO of the Company on June 1, 2011. As a result of the Company obtaining the consent of Gary MacDonald to the acquisition of the assets from NAMC, Gary MacDonald has acquired 38.7% voting control of the Company. No other shares of the Company's preferred stock are outstanding. All of the issued and outstanding shares of Series A Preferred Stock are duly authorized, validly issued, and non-assessable. To the extent that additional shares of Series A Preferred Stock are issued, the relative interests of existing stockholders will be diluted.

     COMMON STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters submitted to a stockholder vote.

As of May 31, 2011, the Company had a total of 31,680,202 shares of common stock outstanding. During the three months ended May 31, 2011, the Company issued a total of 31,000,000 shares of its common stock to NAMC in exchange for the assets and options held by NAMC.

As a result of the Acquisition, NAMC has acquired 59.9% voting control of the Company. This represents a change of control from Thomas Mills, our former President and CEO to NAMC.

NOTE 8 - COMMITMENTS

CONSULTING AND EMPLOYMENT AGREEMENTS

On May 31, 2011, we entered into an Executive Employment Agreement with Gary MacDonald to serve as our President and Chief Executive Officer for a term of seven years, commencing June 1, 2011, which term will be automatically extended for one year on June 1, of each succeeding year unless the Company gives notice to the contrary, subject to termination upon notice or certain other conditions. Gary MacDonald's annual base salary will be $120,000 exclusive of bonuses, benefits and other compensation, which will be increased by five percent each year. Gary MacDonald will be entitled to employee benefits comparable to those provided to other senior executives of the Company, and to participate in any share option plan, share purchase plan, retirement plan or similar plan offered by the Company from time to time to its senior executives.

The Executive Employment Agreement also provides Mr. MacDonald with certain severance benefits if his employment is terminated due to death or disability.

See  also  Notes  3  and  7.

NOTE  9  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, or the Company's fiscal year beginning January 1, 2011. To the extent that the Company enters into business combinations in the future that fall under the requirements of Topic 805, it will be required to provide the disclosures required by the update.

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

NOTE  10  -  SUBSEQUENT  EVENTS

On June 14, 2011, the Company executed a financing agreement with Juniper Resources LLC ("Juniper") under which we received a loan of $400,000 (the "Loan") for the purpose of installing and putting into operation a large format plasma furnace, specialty master control center and ancillary cooler, scrubber, dor buttons and miscellaneous other equipment for refining having an estimated book value of $600,000 (the "Equipment"). The Loan is due by December 15, 2011, and is secured by a registered charge against the Equipment. Interest on the Loan accrues at the rate of 1.65% per month, and is convertible at the election of Juniper into shares of our common stock at the rate of $0.35 per share, which election must be exercised before October 15, 2011, or before the completion of our next public offering. In addition to the foregoing, we will issue to Juniper 75,000 shares of common stock at $0.25 per share upon completion of the financing as a Loan origination fee.

See also Note 5.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

FORWARD  LOOKING  STATEMENTS

Except for historical information, the following Management's Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability,
(c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition" as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011 and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

OVERVIEW

American Mining Corporation (the "Company," "AMC," "we," "us" or "our") was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp. On May 5, 2011, the Company changed its name to American Mining Corporation. Our principal offices are in Reno, Nevada.

The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably. On April 18, 2011, the Company entered into an agreement of purchase and sale with North American Mining Corporation, a Nevada Corporation (formerly, American Mining Corporation), whereby the Company agreed to acquire certain equipment and options on equipment held by North American Mining Corporation (the "Assets") in exchange for 31,000,000 shares of the Company's common stock at a deemed price of $0.05 per share and an assumption of certain liabilities associated with the Assets. The acquisition of the Assets was subject to the consent of a secured creditor of North American Mining Corporation, which the Company obtained in consideration of 2,000,000 shares of Series A Preferred Stock at a deemed price of $0.05 per share. The acquisition closed on May 31, 2011.

Upon closing the acquisition of the Assets from North American Mining Corporation, we suspended our oil and gas operations and changed our business to toll milling and refining, mineral exploration and mine development. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any valuable minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. We plan to generate revenue from multiple sources, including milling and refining operations, concentrate sales, gold dor sales and joint venture partnerships. We do not intend to rely on a single project, but rather on multiple mills and sources of feedstock.

Management intends to position our milling and refining operations within economic proximity of advanced stage exploration properties that are located within a 300 mile radius. Advanced exploration stage properties typically have identified high grade deposits. Our milling facilities will enable independent mineral properties within our service areas to realize shortened investment horizons, reduced permitting fees, lower mine development costs, lessened environmental impact and other significant economic benefits.

Toll milling is a new area of business for us, and our management team has limited experience in toll milling operations. Although we intend to hire knowledgeable and experienced employees or consultants with significant experience in toll milling operations, there is no assurance that this line of business will be successful, or that it will ever generate significant revenue or achieve profitability.

If our milling operations are generating cash flow, we also intend to engage in the acquisition and exploration of mineral properties that we believe have a high potential for new mineral discoveries and profitability. We do not presently own or have any rights to a mineral property and we have no reserves of any type of mineral.

The Company had never earned revenue. We have suffered recurring losses and net cash outflows from operations since inception, and our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. If we cannot continue as a going concern, then our investors may lose all of their investment.

RESULTS  OF  OPERATIONS

NINE MONTH PERIOD ENDED MAY 31, 2011 COMPARED TO THE NINE MONTH PERIOD ENDED MAY 31, 2010

We realized a net loss of $35,760 during the nine month period ended May 31, 2011, all of which was due to maintenance and repair to our milling and refining equipment.

No such costs incurred for the nine month period ended May 31, 2010 as the Company just acquired a small amount of equipment at that time.

QUARTER  ENDED  MAY  31,  2011  COMPARED  TO  THE  QUARTER  ENDED  MAY  31, 2010

We realized a net loss of $35,760 during the three month period ended May 31, 2011, all of which was due to maintenance and repair to our milling and refining equipment.

No such costs incurred for the three month period ended May 31, 2010 as the Company just acquired a small amount of equipment at that time.

LIQUIDITY  AND  CAPITAL  RESOURCES.

As at May 31, 2011, we had total assets of $2,085,658 represents mineral milling and refining equipment in the amount of $1,685,658 and cash investment in the amount of $400,000 for the right to enter into 50% joint venture interest in a permitted mill facility. We also had accounts payable and accrued liabilities of $590,303, mainly the unpaid portion of equipment cost, and due to a related party of $35,385, accumulated from the operations of Thrust.

As at May 31, 2010, we had total assets of $89,200 representing our costs of mineral milling equipment acquired at that time.

On June 14, 2011, the Company executed a financing agreement with Juniper Resources LLC ("Juniper") under which we received a loan of $400,000 (the "Loan") for the purpose of installing and putting into operation a large format plasma furnace, specialty master control center and ancillary cooler, scrubber, dor buttons and miscellaneous other equipment for refining having an estimated book value of $600,000 (the "Equipment"). The Loan is due by December 15, 2011, and is secured by a registered charge against the Equipment. Interest on the Loan accrues at the rate of 1.65% per month, and is convertible at the election of Juniper into shares of our common stock at the rate of $0.35 per share, which election must be exercised before October 15, 2011, or before the completion of our next public offering. In addition to the foregoing, we will issue to Juniper 75,000 shares of common stock at $0.25 per share upon completion of the financing as a Loan origination fee.

Our business is in the early stages of development, and we have not generated revenue since inception. We do not have sufficient working capital to sustain our present level of operations for the next 12 months or to implement our business plan. We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the mining industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to use, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of May 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, our disclosure controls and procedures were not effective:

1. We presently have only one officer and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2011, the Company issued 31,000,000 shares of its common stock to North American Mining Corporation in exchange for certain milling and refining equipment and options on additional milling and refining equipment (the "Assets"). The shares were issued at a deemed price of $0.05 per share without registration in reliance upon exemptions provided by Section 4(2) of the Securities Act of 1933. North American Mining Corporation has agreed that it will not make any disposition of the issued shares unless such transfer is pursuant to registration under the Securities Act of 1933, as amended, or pursuant to an available exemption from registration thereunder.

The acquisition of the Assets from North American Mining Corporation was subject to the consent of Gary MacDonald, the president of North American Mining Corporation, in his capacity as a secured creditor of North American Mining Corporation. On May 31, 2011, the Company issued 2,000,000 shares of Series A Preferred Stock to Gary MacDonald in exchange for his consent to the acquisition of the Assets from North American Mining Corporation. The shares of Series A Preferred Stock were issued at a deemed price of $0.05 per share without registration in reliance upon an exemption provided by Section 4(2) of the Securities Act of 1933. Gary MacDonald was appointed the President and CEO of the Company on June 1, 2011, and as a director on July 1, 2011.

Our management has estimated the net value of the assets acquired from North American Mining Corporation to be $1,635,618, based on the historic costs of the assets as of May 31, 2011. Our management has based its estimates and assumptions on current facts, historical experience and various other factors that its management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. While our management believes that the estimated net value of the acquired assets is fair and reasonable, our management does not have any experience in asset valuation. Actual results experienced by the Company may differ materially and adversely from our management's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

DIVIDEND POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 5.     OTHER INFORMATION

AMENDMENT OF A MATERIAL DEFINITIVE AGREEMENT AND UNREGISTERED SALE OF EQUITY SECURITIES

On July 15, 2011, the Company and Win-Eldrich Gold Inc. ("WEG") agreed to amend their binding Letter of Intent dated March 24, 2011 (the "LOI"), which concerns a joint-venture between the parties with respect to the improvement and operation of an ore milling facility located near Denio Junction, Nevada (the "Ashdown Mill"). Under the terms of the LOI, we are obligated to pay $1.5 million (the "WEG Payment") to WEG upon execution of a definitive agreement by June 23, 2011, or such other date as may be agreed upon by the parties in writing (the "Due Date").

We have agreed with WEG to amend the LOI by extending the Due Date to September 15, 2011. WEG has further agreed to accept 2,000,000 shares of our common stock (the "Shares"), issuable immediately, in lieu of $500,000 payable in respect of the WEG Payment, with the remaining $1 million of the WEG Payment being payable by the Due Date. If we default on our obligations under the amended LOI, the Shares will not be returned to us. In consideration of WEG's agreement to the foregoing, we will pay WEG $50,000 cash.

The Shares will be issued to WEG without registration in reliance upon an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.     EXHIBITS

EXHIBIT  DESCRIPTION

10.1 Letter of Intent dated March 22, 1011, between Win-Eldrich Gold, Inc. and American Mining Corporation

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

99.1     Map showing the location of the Ashdown Mill

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN MINING CORPORATION


Date: July 19, 2011                          /s/ Gary MacDonald
                                             Gary MacDonald
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer