Form 10-K
period 2011-08-31
American Mining Corp
filed 2011-11-29
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File No. 333-130922

AMERICAN MINING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-3373669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 Caughlin Crossing, Suite 100 Reno, Nevada	89519
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 505-5808

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock, computed by reference to the most recent based upon the most recent sales price for the Common Stock on October 6, 2011 ($0.11) was $115,634.

As of November 29, 2011, the registrant had 680,202 shares of its Common Stock outstanding.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms “we”, “us”, “our”, “Company”, and “AMC” means American Mining Corporation, unless otherwise indicated.

PART I

Item 1. Description of Business

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any property we acquire. Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Our principal offices are located at 970 Caughlin Crossing, Suite 100, Reno, Nevada 89519. Our telephone and facsimile number is (888) 505-5808.

History

American Mining Corporation was incorporated on September 15, 2004, under the laws of the State of Nevada, as Thrust Energy Corp., for the purpose of acquiring undivided working interests in small oil and gas exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada.

On September 30, 2010, we increased our authorized capital to 900 million shares of common stock (par value $0.0001) and 100 million shares of preferred stock (par value $0.0001) and effected a 20-for-1 reverse split of our issued and outstanding common stock. As a result of the reverse split, our issued and outstanding common stock was reduced from 13,604,000 shares to 680,202 shares.

Due to our inability to earn any meaningful revenue from oil and gas exploration, our management determined in April 2011 that we should change our business plan to include toll milling and refining, mineral exploration and development. In accordance with the change in our business focus, on April 18, 2011, we entered into the Asset Purchase Agreement with North American Mining Corporation (“NAMC”) whereby we agreed to acquire certain equipment and options on equipment (the “Assets”) from NAMC in exchange for 31,000,000 shares of our common stock and an assumption of certain liabilities associated with the Assets (the “Acquisition”). We further agreed to issue 2,000,000 shares of Series A Preferred Stock to Gary MacDonald, the President of NAMC, in his personal capacity as a secured creditor of NAMC, in exchange for his consent to the Acquisition.

On May 5, 2011, we effected a change of name to American Mining Corporation by completing short form merger with a wholly-owned subsidiary.

The Acquisition completed on May 31, 2011.

On May 31, 2011, Thomas Mills resigned as the President and Chief Executive Officer of the Company, and the Company’s board of directors appointed Gary MacDonald as the President and Chief Executive Officer of the Company, effective June 1, 2011.

On July 1, 2011, the Company’s board of directors appointed Gary MacDonald as a director of the Company, and Thomas Mills resigned as a director. On the same date, Thomas Mills resigned as Treasurer of the Company, and Gary MacDonald was appointed Treasurer.

November 2, 2011, the Company’s board of directors of Directors re-appointed Thomas Mills, 43, as a director of the Company.

On November 3, 2011, the Company terminated its employment contract dated May 31, 2011 with Gary MacDonald, and he resigned as an officer of the Company. The Company’s board of directors then appointed Thomas Mills as President, CEO, Treasurer and Secretary of the Company.

On November 4, 2011, Gary MacDonald resigned as a director of the Company for personal reasons and not because of any disagreement with the Company. The board of directors accepted Mr. MacDonald’s resignation as of November 4, 2011.

On November 8, 2011, the Company, NAMC and Gary MacDonald agreed that it was in their mutual best interests to rescind the Acquisition by written agreement, effective August 31, 2011 (the “Rescission”), so that each party to the Acquisition be, in every respect, as much as possible, returned to the same position as such party was immediately prior to the Acquisition. As a result of the Rescission, NAMC and Gary MacDonald have each surrendered any and all rights they may have had under the Acquisition to receive shares of the capital stock of the Company, and all right, title and interest of the Company in and to the Assets has been returned to NAMC.

Following the Rescission, the Company has continued to pursue the business of mineral exploration.

Our Business

We are an exploration stage company engaged in the business of acquiring mineral exploration rights throughout North America, exploring for commercially producible quantities of minerals, and exploiting any mineral deposits we discover that demonstrate economic feasibility. Since we are an exploration stage company, there is no assurance that commercially exploitable reserves of valuable minerals exist on any property that we now own or may own in the future. We will need to do further exploration before a final evaluation of the economic and legal feasibility of our future exploration is determined.

We are presently seeking to acquire mineral exploration rights. Such rights will likely be in the form of an option on patented or unpatented mineral claims prospective for precious metals or ore minerals in North America. Upon acquiring such mineral exploration rights, we will require financing to explore the underlying claims to determine if they contain commercially producible quantities of precious metals or ore minerals. We will be unable to estimate the cost of such exploration until we know the size and location of the property underlying our mineral rights. We expect that such exploration costs will typically consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. There is no assurance that we will be able to locate a suitable exploration property, or that if we do, it will contain commercially producible quantities of minerals.

If we discover significant quantities of precious metals or mineral ores on any property underlying our mineral rights, we will begin technical and economic feasibility studies to determine if we have reserves. We will not be able to estimate the cost of such feasibility studies until we know the size and location of the property. We will only consider developing a property if we have proven reserves of precious metals or mineral ores that can be profitably extracted.

Any work that would be conducted on a property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The professional engineers and geologists we engage will evaluate the information derived from the exploration and excavation, and will advise us on the economic feasibility of removing the mineralized material.

We intend to seek out prospective mineral exploration properties by retaining the services of professional mining geologists. As of the date of this Annual Report, we have not selected a geologist. We are initially focusing our exploration efforts in the North America.

Any mineral property to be considered for acquisition will require due diligence by our management. Due diligence would likely include purchase investigation costs such as professional fees charged by consulting geologists, preparation of geological reports on properties, title searches and travel costs associated with on-site inspections. During this period, we would also need to maintain our periodic filings with the appropriate regulatory authorities and would incur legal and accounting costs. In the event that our available capital is insufficient to acquire an additional mineral property and sustain minimum operations, we would need to secure additional funding.

The focus of our exploration activities will be gold, silver and other precious metals. While it is possible that a mineral property we acquire may host a commercially viable ore deposit suitable for production, we plan to option or sell any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We expect that optioning or selling a deposit found by us to these major mining companies will yield available capital to fund operations, while avoiding the substantial cost and investment horizon involved in mineral property development.

The success of our mineral exploration will depend upon finding commercially producible quantities of minerals, which are mineral deposits that have been identified through appropriate spaced drilling or underground sampling as having sufficient tonnage and average grade of metals to profitably remove them.

There can be no assurance that we will be able to acquire a mineral property that has commercially producible quantities of any mineral, or that we will discover them if they exist. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, we may be forced to sell or abandon our mineral interests, or to cease our exploration activities altogether.

We do not presently own or have any rights to a mineral property. We have no reserves of any type of mineral.

Sources of Available Land for Mining and Exploration

There are at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state and Canadian provincial governments, tribal governments, and individuals or entities who currently hold title to or lease government and private lands.

The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”). The Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking. Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. Tribal lands are those lands that are under control by sovereign Native American tribes. Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

Management Experience

Our management has no professional training or technical credentials in the exploration, development, or operation of mines. Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Our management may make mistakes in decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

Our sole executive officer will only be devoting approximately 6 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work will be performed by an outside consultant. If, however, the demands of our business require more time of our sole officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. He may, however, not be able to devote sufficient time to the management of our business, as and when needed.

Geological and Technical Consultants

Since our management is inexperienced with exploration, we intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, and excavation of any mineral property we may acquire. We do not presently have any verbal or written agreement regarding the retention of any such persons, and we do not intend to retain anyone until we have completed this offering.

Competitive Factors

The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business.

We are an early stage mineral exploration company, which means that we do not have a mineral property with any current mineral resource or mineral reserves defined or any drilling or trenching work proposed. We compete with other early stage and junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in early stage and junior mineral exploration companies. The presence of competing early stage and junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration activities if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other early stage, junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Property Interests and Mining Claims in General

Mineral claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mineral claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim located in the United States is challenged by the Bureau of Land Management or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Regulations

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations in North America, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We intend to secure all necessary permits for exploration and, if development is warranted on a property, we will file final plans of operation before we start any mining operations.

Our activities are also subject to various federal and state/provincial laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business with a view to safeguarding public health and the environment and operating in compliance with applicable laws and regulations. We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Changes to current state/provincial or federal laws and regulations in North America could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Employees

We currently have no employees other than our sole executive officer. No compensation has been awarded, earned or paid to our officers since inception. We do not have an employment agreement with our sole executive officer. We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole executive officer.

We do not intend to hire additional employees during the next 12 months. The acquisition of a suitable mineral exploration property and any exploration activity on that property will be conducted by unaffiliated independent contractors that we will hire, such as a consulting geologist and a mining engineer. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The consulting geologist will evaluate the information derived from the exploration and excavation and the engineer will advise us on the economic feasibility of removing the mineralized material.

We do not have plans to purchase any significant equipment during the next 12 months.

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

Item 3. Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our shares trade on the OTCBB under the symbol “AMCM”. Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

QUARTER ENDED	HIGH	LOW

August 31, 2010	$3.00	$0.49
May 31, 2011	$1.01	$0.30
February 28, 2011	$2.10	$0.07
November 30, 2010	$0.07	$0.07
August 31, 2010	$0.07	$0.07
May 31, 2010	$0.09	$0.04
February 28, 2010	$0.15	$0.05
November 30, 2009	$0.09	$0.05

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Columbia Stock Transfer Company, 601 E. Seltice Way, Suite 202, Post Falls ID 83854 (Telephone: 208-664-3544; Facsimile: 208-777-8998).

On November 10, 2011, the shareholders' list of our shares of common stock showed 29 registered holders of our shares of common stock and 680,202 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

Our board of directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been declared or paid on common stock.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated in the State of Nevada, on September 15, 2004, as Thrust Energy Corp. On May 5, 2011, the Company changed its name to American Mining Corporation. Our principal offices are in Reno, Nevada.

The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably. On April 18, 2011, the Company entered into an agreement of purchase and sale with North American Mining Corporation (“NAMC”), whereby the Company agreed to acquire certain assets held by NAMC (the "Acquisition") in exchange for 31,000,000 shares of the Company's common stock at a deemed price of $0.05 per share and an assumption of certain liabilities associated with the assets. The Acquisition was subject to the consent of Gary MacDonald, a secured creditor of NAMC, which the Company obtained in consideration of 2,000,000 shares of Series A Preferred Stock at a deemed price of $0.05 per share. The Acquisition closed on May 31, 2011.

Upon closing the Acquisition, the Company suspended its oil and gas operations and changed its business to toll milling and refining, mineral exploration and mine development. The Company's principal offices are located in Reno, Nevada.

On November 8, 2011, the Company, NAMC and Gary MacDonald mutually agreed that it was in their respective best interests to rescind the Acquisition by written agreement, effective August 31, 2011 (the “Rescission”), so that each party to the Acquisition be, in every respect, as much as possible, returned to the same position as such party was immediately prior to the Acquisition. As a result of the Rescission, NAMC and Gary MacDonald have each surrendered any and all rights they may have had under the Acquisition to receive shares of the capital stock of the Company, and all right, title and interest in and to the assets acquired under the Acquisition have been returned to NAMC.

Following the Rescission of the Acquisition, the Company has continued to pursue the business of mineral exploration. We intend to engage in the acquisition and exploration of mineral properties that we believe have a high potential for new mineral discoveries and profitability. We do not presently own or have any rights to a mineral property and we have no reserves of any type of mineral.

Financing

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Therefore any debt financing of our acquisition or exploration activities may be very costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Results of Operations

We have not earned any meaningful revenue since inception on September 15, 2004. We do not anticipate earning revenue until such time as we have acquired and entered into commercial production of a mineral exploration property. We are presently in the exploration stage of our business and do not own a mineral exploration property. We can provide no assurance that we will be able to acquire a suitable mineral exploration property, or that we will discover commercially exploitable reserves of valuable minerals on such property, or that if such resources are discovered that we will be able to commercially produce them.

We posted an operating loss of $107,310 for the year ended August 31, 2011, resulting from a settlement of $102,228 in bad debt, business acquisition costs of $18,750, professional fees of $21,318, transfer expenses of $2,114 and offsetting gains of $31,787 on debt settlement and foreign exchange of $5,313. This was a decrease from our operating loss of $114,980 for the previous fiscal year.

Liquidity and Capital Resources

As of August 31, 2011, we had no assets. This is a decrease from $94,960 in total assets as of August 31, 2010. The decrease was due to the settlement of bad debt.

As of August 31, 2011, our total liabilities increased to $47,340 from $34,990 as of August 31, 2010. This increase primarily resulted from unpaid professional fees and business acquisition costs associated with the rescinded acquisition of assets from North American Mining Corporation.

Investment in Oil & Gas Interest

On November 25, 2009, the Company obtained an assignment of a conditional right to acquire a working interest in certain natural gas properties located in Alberta (the "Prospect") from the well operator (an independent third party), which was subject to the Company providing up to $1,000,000 in financing for the completion of wells located on the Prospect. As consideration for the conditional right, the Company paid a total of $160,000 upon execution of the agreement, and was to issue 75 million common shares and 5 million preferred shares upon receiving a 4.9% working interest in wells to be completed on the Prospect. On January 22, 2010, the well operator informed the Company that it was in default of its obligations.

As part of its negotiations with the well operator, the Company agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. The Company paid a total of $25,000 CAD ($23,740) to the operator on February 8, 2010, but was unable to make any further payments. The payment to the operator was financed by Thomas Mills, a director of the Company.

No interest in the Prospect was ever granted to the Company. The well operator has not returned any of the Company’s investment, despite a written demand by the Company to do so. In accordance with accounting conservatism, a total of $83,740 in costs relating to the Company’s investment in the Prospect has been written off and expensed by the Company.

On August 30, 2011, the Company wrote off as bad debt a total of $100,000 CAD in receivables associated with its investment in the Prospect and assigned it to Thomas Mills in exchange for a release from the $25,000 CAD owed to Mr. Mills by the Company, which has been recorded as a gain of $25,000 CAD by the Company. See Note 5 - Related Party Transactions.

Contingent Liabilities

On May 31, 2011, we acquired certain assets from NAMC under the Acquisition, which included the right under a Letter of Intent (the “LOI”) to participate in a joint venture with Win-Eldrich Gold Inc. (“Win-Eldrich”) for the improvement and operation of an ore milling and refining facility located near Denio Junction, Nevada (the “Ashdown Mill”).

Under the terms of the LOI, the Company would participate in the joint-venture on an equal basis with Win-Eldrich upon the Company contributing $2 million in cash to the joint venture, along with a 100 ton-per-day gold milling circuit, and undertaking to pay 50% of the installation and mill operating costs.

Under the LOI, Win-Eldrich and the Company were to proceed in mutual good faith to jointly prepare and execute a definitive agreement by June 23, 2011 or such other date as might be agreed upon by the parties in writing (the “Due Date”). If the definitive agreement was not executed by the Due Date, then it was to terminate automatically.

The Company did not meet the conditions for participation in the joint-venture. On November 21, 2011, Win-Eldrich gave written notice to the Company that the LOI was terminated with effect on September 15, 2011, and that Win-Eldrich considers the LOI to be of further force or effect. See Note 8 – Subsequent Events.

Win-Eldrich Gold Inc.

By letter dated July 15, 2011 (the “Proposal”), the Company proposed to Win-Eldrich that the LOI be amended to extend the Due Date to September 15, 2011, with the parties agreeing to proceed in mutual good faith to jointly prepare and execute the definitive agreement by such date. We further proposed that Win-Eldrich accept 2,000,000 shares of the Company’s common stock and $1 million cash on execution of the definitive agreement as payment in full of the Final Payment. In consideration of Win-Eldrich’s agreement, we proposed to pay it $50,000.

It is the position of the Company that the Proposal was a non-binding invitation to negotiate binding terms of agreement, and that no binding obligation on the Company or Win-Eldrich was created. If the Proposal is determined to be a binding obligation on the Company, then the Company could be liable to pay Win-Eldrich $50,000. Win-Eldrich has not made any claim against the Company in respect of the Proposal. The Company takes the position that Win-Eldrich is unlikely to make such a claim, and that if such a claim were made, it would likely be unsuccessful.

Juniper Resources LLC

On June 14, 2011, the Company executed a letter agreement with Juniper Resources LLC (“Juniper”) and Versatech Capital for Mining LLC (“Versatech”) under which Juniper agreed to advance the sum of $400,000 to the Company, to be paid out from a public offering by the Company, to be negotiated and “closed out” by October 15, 2011 (the “Loan”). Interest on the Loan accrues at the rate of 1.65% per month. The Loan is due by December 15, 2011, and is secured by a registered security interest in certain ore milling equipment having an estimated book value of $600,000 (the “Collateral”). The Company was to issue Jupiter 75,000 shares at $0.25 upon successful closing of the financing as a loan origination fee (the “Fee”).

Effective August 31, 2011, as a result of the Rescission, all right, title and interest of the Company in and to the Collateral was transferred to NAMC. NAMC has agreed to assume any payment obligation to Juniper arising from the Loan and to indemnify the Company from any loss arising from the Loan. It is the position of the Company that the Loan is limited in recourse to the Collateral. If NAMC fails to repay the Loan and if the Collateral is insufficient to cover the Loan principal and accrued interest, and if the Loan is determined not to be limited in recourse to the Collateral, then the Company may face liability for the repayment of the Loan, subject to the Company’s rights against Versatech as co-signer of the Loan. It is the position of the Company that it is improbable that Jupiter will make any claim or demand against the Company in respect of the Loan or the Fee, but in accordance with accounting conservatism the cash value of the Fee ($18,750) has been recorded as an accrued liability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

AMERICAN MINING CORPORATION

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2011 and 2010

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders’ Equity

Statements of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to Financial Statements

To the Board of Directors and

Stockholders of American Mining Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of American Mining Corporation (an exploration stage company) as of August 31, 2011, and the related statements of stockholders’ equity, operations and comprehensive loss, and cash flows for the one-year period ended August 31, 2011. American Mining Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mining Corporation as of August 31, 2011, and the results of its operations and its cash flows for the one-year period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has a history of operating losses since inception, no source of revenue, limited cash resources, negative working capital, and its viability is dependent upon its ability to meet its future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

November 28, 2011

Chang Lee LLP

Chartered Accountants

606 – 815 Hornby Street

Vancouver, B.C, V6Z 2E6

Tel: 604-687-3776

Fax: 604-688-3373

E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

THRUST ENERGY CORP.

(An exploration stage company)

We have audited the accompanying balance sheets of Thrust Energy Corp. (an exploration stage company) as at August 31, 2010 and 2009 and the related statements of stockholders’ equity, operations and cash flows for the years then ended and the cumulative period from September 15, 2004 (date of inception) to August 31, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vancouver, Canada
November 26, 2010	Chartered Accountants

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

August 31, 2011

(Expressed in U.S. Dollars)

	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$—	$—
Other receivable (Note 3)	—	94,960

Total assets	$—	$94,960

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$34,145	$1,470
Due to a related party	13,195	33,520

Total current liabilities	47,340	34,990

Stockholders' Equity

Share Capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued (2010: Nil)	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 32,487,000 (2010: 680,202)	68	68

Additional paid-in capital	362,285	362,285

(Deficit) accumulated during the exploration stage	(409,693)	(302,383)

Total stockholders' equity	(47,340)	59,970

Total liabilities and stockholders' equity	$—	$94,960

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Stockholders' Equity

For the period from August 31, 2009 to August 31, 2011

(Expressed in U.S. Dollars)

						Deficit
						accumulated	Total
					Additional	during	stockholders'
	Preferred Stock		Common Stock		paid-in	exploration	equity
	Shares	Amount	Shares	Amount	capital	stage	(deficiency)

Balance, August 31, 2009	—	$—	680,198	$68	$362,285	$(187,403)	$174,950

Issuance of common stock for debt settlement July 21, 2010, $0.10 per share	—	$—	4	$0	$0	$—	$0

Loss and comprehensive loss for the year	—	—	—	—	—	(114,980)	(114,980)

Balance, August 31, 2010	—	$—	680,202	$68	$362,285	$(302,383)	$59,970

Loss and comprehensive loss for the year	—	—	—	—	—	(107,310)	(107,310)

Balance, August 31, 2011	—	$—	680,202	$68	$362,285	$(409,693)	$(47,340)

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004
	(inception) to	Year Ended	Year Ended
	August 31, 2011	August 31, 2011	August 31, 2010

EXPENSES

Amortization	2,153	—	—
Bad debt expense	102,228	102,228	—
Business development	105,227	—	—
Business acquisition costs	18,750	18,750	—
General and administrative expenses	11,130	—	2,180
Interest expenses and bank charges	1,835	—	51
Leases	3,547	—	—
Professional fees	$90,979	$21,318	$24,467
Transfer agent	9,499	2,114	732
Write-off of oil & gas property (note 5)	97,635	—	83,740

Operating loss	442,983	144,410	111,170

Other income and expenses
Gain on debt settlement	(31,787)	(31,787)	—
Foreign exchange (gain)/loss	(1,503)	(5,313)	3,810

Net loss and comprehensive loss for the period	$(409,693)	$(107,310)	$(114,980)

Basic and diluted loss per share		$(0.16)	$(0.17)

Weighted average number of common shares outstanding
- basic and diluted		680,202	680,198

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004
	(inception) to	Year Ended	Year Ended
	August 31, 2011	August 31, 2011	August 31, 2010

Cash flows from (used in) operating activities
Net (Loss) for the period	$(409,693)	$(107,310)	$(114,980)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	5,040
- write-off of oil & gas property	97,635	—	83,740
- bad debt	94,960	94,960	—
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	13,195	(20,325)	33,520
- increase (decrease) in contingent liabilities	18,750	18,750	—
- increase (decrease) in accounts payable and accrued liabilities	15,395	13,925	(1,321)

Net cash used in operating activities	(161,107)	—	5,999

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	(183,740)
Purchase equipment	(2,153)	—	—

Net Cash Used in Investing Activities	(199,788)	—	(183,740)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	360,895	—	—

Increase (decrease) in cash and cash equivalents	—	—	(177,741)

Cash and cash equivalents, beginning of period	—	—	177,741

Cash and cash equivalents, end of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

American Mining Corporation (the "Company"), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp. On May 5, 2011, the Company changed its name to American Mining Corporation.

The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably. On April 18, 2011, the Company entered into an agreement of purchase and sale with North American Mining Corporation ("NAMC"), a Nevada Corporation (formerly, American Mining Corporation), whereby the Company agreed to acquire certain equipment and options on equipment held by North American Mining Corporation (the "Acquisition") in exchange for 31,000,000 shares of the Company's common stock at a deemed price of $0.05 per share and an assumption of certain liabilities associated with the assets. The Acquisition was subject to the consent of Gary MacDonald, a secured creditor of NAMC, which the Company obtained in consideration of 2,000,000 shares of Series A Preferred Stock at a deemed price of $0.05 per share. The Acquisition closed on May 31, 2011.

Upon closing of the Acquisition, the Company suspended its oil and gas operations and changed its business to toll milling and refining, mineral exploration and mine development. The Company's principal offices are in Reno, Nevada.

Subsequent to the fiscal year end, the Company, NAMC and Gary MacDonald mutually agreed that it was in their respective best interests to rescind the Acquisition by written agreement, effective August 31, 2011 (the “Rescission”), so that each party to the Acquisition be, in every respect, as much as possible, returned to the same position as such party was immediately prior to the Acquisition. As a result of the Rescission, NAMC and Gary MacDonald have each surrendered any and all rights they may have had under the Acquisition to receive shares of the capital stock of the Company, and all right, title and interest in and to the assets acquired under the Acquisition have been returned to NAMC.

Following the Rescission, the Company has continued to pursue the business of mineral exploration.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2011, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. The financial statements have, in management’s opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at August 31, 2011 and 2010, there were no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is no deposit insurance on the Company’s accounts.

Foreign Currency Transactions

The Company is located and operating outside of the United States of America. The Company’s functional currency and reporting currency, is U.S. dollars. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and promissory notes. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Mineral Property Payments and Exploration Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserve.

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

Long-lived Assets Impairment

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Property, Plant and Equipment.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Assets Retirement Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2011 and 2010, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

The Company did not grant any stock options during the period ended August 31, 2011 and 2010.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2011 and 2010.

Income Taxes

The Company has adopted ASC 740, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

New Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value Per Share (or its equivalent)”. This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. the effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 - WRITE-OFF OF GAS WELL OPTION

On November 25, 2009, the Company obtained an assignment of a conditional right to acquire a working interest in certain natural gas properties located in Alberta (the "Prospect") from the well operator (an independent third party), which was subject to the Company providing up to $1,000,000 in financing for the completion of wells located on the Prospect. As consideration for the conditional right, the Company paid a total of $160,000 upon execution of the agreement, and was to issue 75 million common shares and 5 million preferred shares upon receiving a 4.9% working interest in wells to be completed on the Prospect. On January 22, 2010, the well operator informed the Company that it was in default of its obligations.

As part of its negotiations with the well operator, the Company agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. The Company paid a total of $25,000 CAD ($23,740) to the operator on February 8, 2010, but was unable to make any further payments. The payment to the operator was financed by Thomas Mills, a director of the Company.

No interest in the Prospect was ever granted to the Company. The well operator has not returned any of the Company’s investment, despite a written demand by the Company to do so. In accordance with accounting conservatism, a total of $83,740 in costs relating to the Company’s investment in the Prospect has been written off and expensed by the Company.

On August 30, 2011, the Company wrote off as bad debt a total of $100,000 CAD in receivables associated with its investment in the Prospect and assigned it to Thomas Mills in exchange for a release from the $25,000 CAD owed to Mr. Mills by the Company, which has been recorded as a gain of $25,000 CAD by the Company. See Note 5 - Related Party Transactions.

NOTE 4 – PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of August 31, 2011, the Company had a total of 680,202 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 5 – RELATED PARTY TRANSACTION

On February 8, 2010, Thomas Mills, the Company’s sole director, advanced the sum of $25,000 CAD ($23,740) on behalf of the Company to the operator of certain natural gas wells located in Alberta (the "Prospect"). The advance was recorded by the Company as a non-interest bearing unsecured loan by Mr. Mills to the Company that was due and payable on demand.

On August 30, 2011, the Company assigned all its interest in and to the Prospect, including recovery of $100,000 CAD cash receivable from the operator of the Prospect, to Thomas Mills in exchange for a release of $25,000 CAD owed to him by the Company.

NOTE 6 – COMMITMENTS AND CONTINGENT LIABILITIES

On May 31, 2011, the Company acquired certain assets from NAMC under the Acquisition, which included the right under a Letter of Intent (the “LOI”) to participate in a joint venture with Win-Eldrich Gold Inc. (“Win-Eldrich”) for the improvement and operation of an ore milling and refining facility located near Denio Junction, Nevada (the “Ashdown Mill”).

Under the terms of the LOI, the Company’s participation in the joint venture was subject to the Company contributing $2 million in cash to the joint venture, along with a 100 ton-per-day gold milling circuit, and undertaking to pay 50% of the installation and mill operating costs.

Under the LOI, Win-Eldrich and the Company were to proceed in mutual good faith to jointly prepare and execute a definitive agreement by June 23, 2011 or such other date as might be agreed upon by the parties in writing (the “Due Date”). If the definitive agreement was not executed by the Due Date, then it was to terminate automatically.

The Company did not meet the conditions for participation in the joint-venture. On November 21, 2011, Win-Eldrich gave written notice to the Company that the LOI was terminated with effect on September 15, 2011, and that Win-Eldrich considers the LOI to be of further force or effect. See Note 8 – Subsequent Events.

Win-Eldrich Gold Inc.

By letter dated July 15, 2011 (the “Proposal”), the Company proposed to Win-Eldrich that the LOI be amended to extend the the Due Date to September 15, 2011, with the parties agreeing to proceed in mutual good faith to jointly prepare and execute the definitive agreement by such date. The Company further proposed that Win-Eldrich accept 2,000,000 shares of the Company’s common stock and $1 million cash on execution of the definitive agreement as payment in full of the Final Payment. In consideration of Win-Eldrich’s agreement, the Company proposed to pay it $50,000.

It is the position of the Company that the Proposal was a non-binding invitation to negotiate binding terms of agreement, and that no binding obligation on the Company or Win-Eldrich was created. If the Proposal is determined to be a binding obligation on the Company, then the Company could be liable to pay Win-Eldrich $50,000. Win-Eldrich has not made any claim against the Company in respect of the Proposal. The Company takes the position that Win-Eldrich is unlikely to make such a claim, and that if such a claim were made, it would likely be unsuccessful.

Juniper Resources LLC

On June 14, 2011, the Company executed a letter agreement with Juniper Resources LLC (“Juniper”) and Versatech Capital for Mining LLC under which Juniper agreed to advance the sum of $400,000 to the Company, to be paid out from a public offering by the Company, to be negotiated and “closed out” by October 15, 2011 (the “Loan”). Interest on the Loan accrues at the rate of 1.65% per month. The Loan is due by December 15, 2011, and is secured by a registered security interest in certain ore milling equipment having an estimated book value of $600,000 (the “Collateral”). The Company was to issue Jupiter 75,000 shares at $0.25 upon successful closing of the financing as a loan origination fee (the “Fee”).

Effective August 31, 2011, as a result of the acquisition of assets from NAMC being rescinded by mutual agreement, all right, title and interest of the Company in and to the Collateral was transferred to NAMC. NAMC has agreed to assume any payment obligation to Juniper arising from the Loan and to indemnify the Company from any loss arising from the Loan. It is the position of the Company that the Loan is limited in recourse to the Collateral. If NAMC fails to repay the Loan and if the Collateral is insufficient to cover the Loan principal and accrued interest, and if the Loan is determined not to be limited in recourse to the Collateral, then the Company may face liability for the repayment of the Loan, subject to the Company’s rights against Versatech as co-signer of the Loan. It is the position of the Company that it is improbable that Jupiter will make any claim or demand against the Company in respect of the Loan or the Fee, but in accordance with accounting conservatism has recorded the cash value of the Fee ($18,750) as an accrued liability.

NOTE 7 – INCOME TAXES

At August 31, 2011, the Company had deferred tax assets of approximately $114,980 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2011. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	August 31, 2011	August 31, 2010
Net loss before income taxes	$107,310	$114,921

Income tax recovery at statutory rates of 35%	37,500	40,222
Unrecognized benefits of non-capital losses	(37,500)	(40,222)
Total income tax recovery	$—	$—

The significant components of the deferred tax asset at August 31, 2011 were as follows:

	August 31, 2011	August 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$143,500	$106,000
Valuation allowance	(143,500)	(106,000)
Net deferred tax asset	$—	$—

At August 31, 2011, we had net operating loss carryforwards of approximately $409,693, which expire in the year 2027 through 2031. The change in the valuation allowance from 2010 to 2011 was $37,500.

NOTE 8 – SUBSEQUENT EVENTS

On November 8, 2011, the Company, NAMC and Gary MacDonald mutually agreed that it was in their respective best interests to rescind the Acquisition by written agreement, effective August 31, 2011 (the “Rescission”), so that each party to the Acquisition be, in every respect, as much as possible, returned to the same position as such party was immediately prior to the Acquisition. As a result of the Rescission, NAMC and Gary MacDonald have each surrendered any and all rights they may have had under the Acquisition to receive shares of the capital stock of the Company, and all right, title and interest in and to the assets acquired by the Company under the Acquisition have been returned to NAMC.

On November 21, 2011, Win-Eldrich gave written notice to the Company that the LOI was terminated with effect on September 15, 2011, and that Win-Eldrich considers the LOI to be of further force or effect. See Note 6 – Commitments and Contingent Liabilities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Resignation of Chang Lee LLP and Appointment of MNP LLP

On June 27, 2011, Chang Lee LLP resigned as our independent accountant. Chang Lee LLP recently merged its operations with MNP LLP and the professional staff and partners of Chang Lee LLP joined MNP LLP either as employees or partners of MNP LLP and will continue to practice as members of MNP LLP.

The report of Chang Lee LLP regarding our financial statements for the fiscal years ended August 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended August 31, 2010 and 2009 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended August 31, 2010 and 2009 and during the period from the end of the most recently completed fiscal year through June 27, 2011, the date of resignation, there were no disagreements with Chang Lee LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee LLP would have caused it to make reference to such disagreements in its reports.

Concurrent with the resignation of Chang Lee LLP, we engaged MNP LLP, as our independent accountant. Prior to engaging MNP LLP, we did not consult with MNP LLP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by MNP LLP on our financial statements, and MNP LLP did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of MNP LLP was approved by our board of directors.

Dismissal of MNP LLP and Appointment of MartinelliMick PLLC

On November 8, 2011, the Company’s board of directors dismissed MNP LLP as the Company’s independent registered public accounting firm.

The report of our former independent accountants, Chang Lee LLP, regarding the Company’s financial statements for the fiscal years ended August 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended August 31, 2010 and 2009 contained an explanatory paragraph that noted there was substantial doubt as to our ability to continue as a going concern.

During the recent fiscal years ending August 31, 2010 and 2009 and through November 8, 2011, there have been no (i) disagreements with MNP LLP or Chang Lee LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MNP LLP or Chang Lee LLP, would have caused either MNP LLP or Chang Lee LLP to make reference to the subject matter of the disagreement(s) in connection with their reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the dismissal of MNP LLP, we appointed MartinelliMick PLLC as the Company’s new independent registered public accounting firm.

During the recent fiscal years ending August 31, 2010 and 2009, and through November 8, 2011, we have not consulted MartinelliMick PLLC regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by American Mining Corporation’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

Insufficient Documentation of Review Procedures. We employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately documented. The Company has only one individual responsible for the preparation of the financial records.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2011, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Position	Age	Term Period Served as Director/Officer

Thomas Mills	CEO, President, CFO, Secretary and a director	43	2005 to 2011

Thomas Mills serves as our President, Secretary, Treasurer and our sole director. From 2001 until 2004, Mr. Mills was the President of Torrent Energy Corp. (formerly, Scarab Systems, Inc.), an oil and gas exploration company. Mr. Mills was a director and executive officer of Kingston Mines, Ltd., a mineral exploration company, from 2005 to 2008. From 2003 to 2011, Mr. Mills was been the President, CEO and a director of AMP Productions Ltd., a motion picture production company. In 2009, Mr. Mills became the sole executive officer and director of Novagen Solar Inc., a company involved in the sale of photovoltaic products. Since 2010, Mr. Mills has been the President and a director of Ophion Management Ltd., a management services company.

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

We have attempted and will continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm’s-length basis.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company’s Directors, our Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company’s Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2011 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

The Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The Company’s board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with the Company’s board of directors may do so by directing a written request addressed to our CEO, Thomas Mills, at the address appearing on the first page of this registration statement.

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

Name and Address	Number of Shares	%

Thomas Mills 1440-3044 Bloor Street West Toronto, ON M8X 2Y8	500,003	74

Directors and officers as a group (one person)	500,003	74

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 8, 2010, Thomas Mills, the Company’s sole director, advanced the sum of $25,000 CAD ($23,740) on behalf of the Company to the operator of certain natural gas wells located in Alberta (the "Prospect"). The advance was recorded by the Company as a non-interest bearing, unsecured loan by Mr. Mills to the Company that was due and payable on demand. Mr. Mills resigned as an officer of the Company on May 31, 2011, and as a director of the Company on July 1, 2011

On August 30, 2011, the Company assigned all its interest in and to the Prospect, including recovery of $100,000 CAD cash receivable from the operator of the Prospect to Thomas Mills in exchange for release of the $25,000 CAD owed to him by the Company. Mr. Mills was appointed as a director of the Company on November 2, 2011, and as the sole officer of the Company on November 3, 2011.

No other material related party transactions between AMC and its officers, directors or control persons occurred during the fiscal year ended August 31, 2010.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Chang Lee LLP, our former certifying accountant, for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2010 were $5,888.

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2011 will be approximately $5,000.

Audit Related Fees

For the fiscal years ended August 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Chang Lee LLP, our former certifying accountant, relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $7,930 and $4,201, respectively.

Tax Fees

For the fiscal years ended August 31, 2011 and 2010, the aggregate fees billed for tax compliance, by Chang Lee LLP were Nil.

All Other Fees

For the fiscal years ended August 31, 2011 and 2010, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled Nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before MartinelliMick PLLC is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

·approved by our audit committee; or

·entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our sole director pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, American Mining Corporation, incorporated by reference from the Form 8-K filed September 30, 2010.
3.2	Amended and Restated Bylaws, American Mining Corporation, incorporated by reference from the Form 8-K filed May 10, 2011.
3.3	Certificate of Designation, American Mining Corporation, incorporated by reference from the Form 8-K filed May 13, 2011.
14	Code of Ethics for Senior Financial Officers, American Mining Corporation, incorporated by reference from the Form 10KSB filed November 6, 2006.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MINING CORPORATION
Date: November 29, 2011	By:/s/ Thomas Mills Thomas Mills, Chief Executive Officer, Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Thomas Mills Thomas Mills	Chief Executive Officer, Chief Principal Accounting Officer, President & Director	November 29, 2011