Form 10-Q
period 2012-02-29
American Mining Corp
filed 2012-04-13
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒

As of April 10, 2012, the Issuer had 680,202 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

February 29, 2012

(Expressed in U.S. Dollars)

	February 29, 2012	August 31, 2011
	(unaudited)

ASSETS

Current assets
Cash	$—	$—
Other receivable (Note 3)	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$41,890	$34,145
Due to a related party	17,544	13,195

Total current liabilities	59,434	47,340

Stockholders' Equity (Deficit)

Share Capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued (2010: Nil)	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 680,202 (2010: 680,202)	68	68

Additional paid-in capital	362,285	362,285

(Deficit) accumulated during the exploration stage	(421,787)	(409,693)

Total stockholders' equity (deficit)	(59,433)	(47,340)

Total liabilities and stockholders' equity (deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended		Six months ended
	(inception) to	February 29		February 29
	February 29, 2012	2012	2011	2012	2011

EXPENSES

Amortization	$2,153	$—	$—	$—	$—
Bad debt expense	102,228	—	—	—	—
Business development	105,227	—	—	—	—
Business acquisition costs	18,750	—	—	—	—
General and administrative expenses	11,130	—	—	—	148
Interest expenses and bank charges	1,835	—	—	—	—
Leases	3,547	—	—	—	—
Professional fees	102,828	1,849	4,135	11,849	12,523
Transfer agent	9,744	—	151	245	424
Write-off of oil & gas property (note 5)	97,635	—	—	—	—

Operating loss	455,077	1,849	4,286	12,094	13,095

Other income and expenses
Gain on debt settlement	(31,787)	—	—	—	—
Foreign exchange (gain)/loss	(1,503)	—	(7,268)	—	(7,268)

Net loss and comprehensive loss for the period	$(421,787)	$(1,849)	$2,982	$(12,094)	$(5,827)

Basic and diluted loss per share	—	$(0.00)	$0.00	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted	—	680,202	680,202	680,202	680,202

 The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Six months ended
	(inception) to	February 29,
	February 29, 2012	2012	2011

Cash flows from (used in) operating activities
Net Income (Loss)	$(421,787)	$(12,094)	$(5,827)
Adjustments for items not involving cash:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	(7,268)
- write off of oil & gas property	97,635	—	—
- bad debt	94,960	—	—
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	17,544	4,349	1,865
- increase (decrease) in contingent liabilities	18,750	—	—
- increase (decrease) in accounts payable and accrued liabilities	23,140	7,745	11,230

Net cash used in operating activities	(161,107)	—	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase gas well option	(162,153)	—	—

Net cash used in investing activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	360,895	—	—

Net cash provided by financing activities	360,895	—	—

Increase in cash	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of February 29, 2012, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at February 29, 2012 and August 31, 2011, there were no cash equivalents.

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

Assets Retirement Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 29, 2012 and August 31, 2011, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended February 29, 2012 and 2010.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended February 29, 2012 and 2010.

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

As of February 29, 2012, the Company had a total of 680,202 shares of common stock outstanding.

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

We posted an operating loss of $1,849 for the three month period ended February 29, 2012, entirely resulting from professional fees. This was a decrease from our operating loss of $4,286 for the same period in the previous fiscal year.

Liquidity and Capital Resources

As of February 29, 2012, we had no assets. There was no change in our total assets as of August 31, 2011.

As of February 29, 2012, our total liabilities increased to $59,434 from $47,390 as of August 31, 2011. This increase primarily resulted from unpaid professional fees arising from our Exchange Act reporting requirements.

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

 Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by American Mining’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 29, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company did not sell any securities during the three month period ended February 29, 2012.

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

AMERICAN MINING CORPORATION

Date: April 4, 2012	/s/ Thomas Mills
Thomas Mills
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer