Form 10-Q
period 2012-05-31
American Mining Corp
filed 2012-07-06
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 5, 2012, the Issuer had 680,202 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

May 31, 2012

(Expressed in U.S. Dollars)

	May 31, 2012	August 31, 2011
	(unaudited)

ASSETS

Current assets
Cash	$—	$—
Other receivable (Note 3)	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$45,890	$34,145
Due to a related party	17,544	13,195

Total current liabilities	63,434	47,340

Stockholders' Equity (Deficit)

Share Capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued (2011: Nil)	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 680,202 (2011: 680,202)	68	68

Additional paid-in capital	362,285	362,285

(Deficit) accumulated during the exploration stage	(425,787)	(409,693)

Total stockholders' equity (deficit)	(63,434)	(47,340)

Total liabilities and stockholders' equity (deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended		Nine months ended
	(inception) to	May 31		May 31
	May 31, 2012	2012	2011	2012	2011

EXPENSES

Amortization	$2,153	$—	$—	$—	$—
Bad debt expense	102,228	—	102,228	—	102,228
Business development	105,227	—	—	—	—
Business acquisition costs	18,750	—	—	—	—
General and administrative expenses	11,130	—	—	—	—
Interest expenses and bank charges	1,835	—	—	—	—
Leases	3,547	—	—	—	—
Professional fees	106,828	4,000	1,695	15,849	14,218
Transfer agent	9,744	—	909	245	1,332
Write-off of oil & gas property (note 5)	97,635	—	—	—	—

Operating loss	459,077	4,000	104,832	16,094	117,778

Other income and expenses
Gain on debt settlement	(31,787)	—	—	—	—
Foreign exchange (gain)/loss	(1,503)	—	—	—	7,145

Net loss and comprehensive loss for the period	$(425,787)	$(4,000)	$(104,832)	$(16,094)	$(110,633)

Basic and diluted loss per share	—	$(0.01)	$(0.15)	$(0.02)	$(0.16)

Weighted average number of common shares outstanding
- basic and diluted	—	680,202	680,202	680,202	680,202

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Nine months ended
	(inception) to	May 31,
	May 31, 2012	2012	2011

Cash flows from (used in) operating activities
Net Income (Loss)	$(425,787)	$(16,094)	$(110,633)
Adjustments for items not involving cash:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	—
- write off of oil & gas property	97,635	—	—
- bad debt	94,960	—	94,960
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	17,544	4,349	1,865
- increase (decrease) in contingent liabilities	18,750	—	—
- increase (decrease) in accounts payable and accrued liabilities	27,140	11,745	13,808

Net cash used in operating activities	(161,107)	—	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase gas well option	(162,153)	—	—

Net cash used in investing activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	360,895	—	—

Net cash provided by financing activities	360,895	—	—

Increase in cash	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements

NOTE 1: NATURE OF OPERATIONS AND CONTINUANCE OF OPERATIONS

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of May 31, 2012, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at May 31, 2012 and August 31, 2011, there were no cash equivalents.

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

The Company's financial instruments include accounts payable and accrued liabilities. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Assets Retirement Obligations

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at May 31, 2012 and August 31, 2011, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended May 31, 2012 and 2011.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended May 31, 2012 and 2011.

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

NOTE 3: WRITE-OFF OF GAS WELL OPTION

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

As part of its negotiations with the well operator, the Company agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. The Company paid a total of $25,000 CAD ($23,740) to the operator on February 8, 2010, but was unable to make any further payments. The payment to the operator was financed by Thomas Mills, a director of the Company at the time.

No interest in the Prospect was ever granted to the Company. The well operator has not returned any of the Company’s investment, despite a written demand by the Company to do so. In accordance with accounting conservatism, a total of $83,740 in costs relating to the Company’s investment in the Prospect has been written off and expensed by the Company.

On August 30, 2011, the Company wrote off as bad debt a total of $100,000 CAD in receivables associated with its investment in the Prospect and assigned it to Mr. Mills in exchange for a release from the $25,000 CAD owed to him by the Company, which has been recorded as a gain of $25,000 CAD by the Company. See Note 5 - Related Party Transactions.

NOTE 4: PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of May 31, 2012, the Company had a total of 680,202 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 5: RELATED PARTY TRANSACTION

On February 8, 2010, Thomas Mills advanced the sum of $25,000 CAD ($23,740) on behalf of the Company to the operator of certain natural gas wells located in Alberta (the "Prospect"). The advance was recorded by the Company as a non-interest bearing unsecured loan by Mr. Mills to the Company that was due and payable on demand.

On August 30, 2011, the Company assigned all its interest in and to the Prospect, including recovery of $100,000 CAD cash receivable from the operator of the Prospect, to Mr. Mills in exchange for a release of $25,000 CAD owed to him by the Company.

NOTE 6: COMMITMENTS AND CONTINGENT LIABILITIES

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

Juniper Resources LLC

On June 14, 2011, the Company executed a letter agreement with Juniper Resources LLC (“Juniper”) and Versatech Capital for Mining LLC under which Juniper agreed to advance the sum of $400,000 to the Company, to be paid out from a public offering by the Company, to be negotiated and “closed out” by October 15, 2011 (the “Loan”). Interest on the Loan accrues at the rate of 1.65% per month. The Loan is due by December 15, 2011, and is secured by a registered security interest in certain ore milling equipment having an estimated book value of $600,000 (the “Collateral”). The Company was to issue Juniper 75,000 shares at $0.25 upon successful closing of the financing as a loan origination fee (the “Fee”).

Effective August 31, 2011, as a result of the acquisition of assets from NAMC being rescinded by mutual agreement, all right, title and interest of the Company in and to the Collateral was transferred to NAMC. NAMC has agreed to assume any payment obligation to Juniper arising from the Loan and to indemnify the Company from any loss arising from the Loan. It is the position of the Company that the Loan is limited in recourse to the Collateral. If NAMC fails to repay the Loan and if the Collateral is insufficient to cover the Loan principal and accrued interest, and if the Loan is determined not to be limited in recourse to the Collateral, then the Company may face liability for the repayment of the Loan, subject to such rights as the Company may have against third parties in connection with the Loan. It is the position of the Company that it is improbable that Juniper will make any claim or demand against the Company in respect of the Loan or the Fee, but in accordance with accounting conservatism has recorded the cash value of the Fee ($18,750) as an accrued liability.

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

We posted an operating loss of $4,000 for the three month period ended May 31, 2012, entirely resulting from professional fees. This was a decrease from our operating loss of $104,832 for the same period in the previous fiscal year, which loss was due to bad debt.

Liquidity and Capital Resources

As of May 31, 2012, we had no assets. There was no change in our total assets as of August 31, 2011.

As of May 31, 2012, our total liabilities increased to $63,434 from $47,340 as of August 31, 2011. This increase primarily resulted from unpaid professional fees arising from our Exchange Act reporting requirements.

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

As part of its negotiations with the well operator, the Company agreed to pay a further $100,000 CAD to the operator in respect of the Prospect. The Company paid a total of $25,000 CAD ($23,740) to the operator on February 8, 2010, but was unable to make any further payments. The payment to the operator was financed by Thomas Mills, a director of the Company at the time.

No interest in the Prospect was ever granted to the Company. The well operator has not returned any of the Company’s investment, despite a written demand by the Company to do so. In accordance with accounting conservatism, a total of $83,740 in costs relating to the Company’s investment in the Prospect has been written off and expensed by the Company.

On August 30, 2011, the Company wrote off as bad debt a total of $100,000 CAD in receivables associated with its investment in the Prospect and assigned it to Mr. Mills in exchange for a release from the $25,000 CAD owed to Mr. Mills by the Company, which has been recorded as a gain of $25,000 CAD by the Company.

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

Juniper Resources LLC

On June 14, 2011, the Company executed a letter agreement with Juniper Resources LLC (“Juniper”) and Versatech Capital for Mining LLC (“Versatech”) under which Juniper agreed to advance the sum of $400,000 to the Company, to be paid out from a public offering by the Company, to be negotiated and “closed out” by October 15, 2011 (the “Loan”). Interest on the Loan accrues at the rate of 1.65% per month. The Loan is due by December 15, 2011, and is secured by a registered security interest in certain ore milling equipment having an estimated book value of $600,000 (the “Collateral”). The Company was to issue Juniper 75,000 shares at $0.25 upon successful closing of the financing as a loan origination fee (the “Fee”).

Effective August 31, 2011, as a result of the Rescission, all right, title and interest of the Company in and to the Collateral was transferred to NAMC. NAMC has agreed to assume any payment obligation to Juniper arising from the Loan and to indemnify the Company from any loss arising from the Loan. It is the position of the Company that the Loan is limited in recourse to the Collateral. If NAMC fails to repay the Loan and if the Collateral is insufficient to cover the Loan principal and accrued interest, and if the Loan is determined not to be limited in recourse to the Collateral, then the Company may face liability for the repayment of the Loan, subject to such rights as the Company may have against third parties in connection with the Loan. It is the position of the Company that it is improbable that Juniper will make any claim or demand against the Company in respect of the Loan or the Fee, but in accordance with accounting conservatism the cash value of the Fee ($18,750) has been recorded as an accrued liability.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by American Mining’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company did not sell any securities during the three month period ended May 31, 2012.

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

AMERICAN MINING CORPORATION

Date: July 5, 2012	/s/ John Allen
John Allen
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer