Form 10-K
period 2012-08-31
American Mining Corp
filed 2012-11-30
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Registrant’s telephone number, including area code: (702) 465-5213

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock, computed by reference to the most recent sales price for the Common Stock on November 1, 2012 ($0.25) was $170,050.

As of November 1, 2012, the registrant had 680,202 shares of its Common Stock outstanding.

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

Our principal offices are located at 970 Caughlin Crossing, Suite 100, Reno, Nevada 89519. Our telephone and facsimile number is (702) 465-5213.

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

On May 5, 2011, we effected a change of name to American Mining Corporation by completing a short form merger with a wholly-owned subsidiary.

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

Any work that would be conducted on a property would be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The professional engineers and geologists we engage will evaluate the information derived from the exploration and excavation, and will advise us on the economic feasibility of removing the mineralized material.

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

There can be no assurance that we will be able to acquire a mineral property that has commercially producible quantities of any mineral, or that we will discover them if they exist. If we are unable to find reserves of valuable minerals, or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, we may be forced to sell or abandon our mineral interests or to cease our exploration activities altogether.

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

Our sole executive officer will only be devoting approximately 6 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work will be performed by outside consultants. If, however, the demands of our business require more time of our sole officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. He may, however, not be able to devote sufficient time to the management of our business, as and when needed.

Geological and Technical Consultants

Since our management is inexperienced with exploration, we intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, and excavation of any mineral property we may acquire. We do not presently have any verbal or written agreement regarding the retention of any such persons, and we do not intend to retain anyone until we have completed this annual report.

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our shares trade on the OTCQB under the symbol “AMCM”. Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available. The following table sets forth the high and low closing bid prices of our common stock (USD) for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

QUARTER ENDED	HIGH	LOW

August 31, 2012	$0.20	$0.20
May 31, 2012	$0.20	$0.14
February 28, 2012	$0.15	$0.13
November 30, 2011	$0.33	$0.13
August 31, 2011	$3.00	$0.49
May 31, 2011	$1.01	$0.30
February 28, 2011	$2.10	$0.07
November 30, 2010	$0.07	$0.07

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Columbia Stock Transfer Company, 601 E. Seltice Way, Suite 202, Post Falls ID 83854 (Telephone: 208-664-3544; Facsimile: 208-777-8998).

On October 12, 2012, the shareholders' list of our shares of common stock showed 26 registered holders of our shares of common stock and 680,202 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably. In May 2011, the Company suspended its oil and gas operations and changed its business to toll milling and refining, mineral exploration and mine development.

We intend to acquire and explore mineral properties that we believe have good potential for new mineral discoveries and profitability. We do not presently own or have any rights to a mineral property and we have no reserves of any type of mineral.

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

We posted an operating loss of $1,652 for the year ended August 31, 2012, resulting from professional fees of $19,849, transfer expenses of $495, and miscellaneous expenses of $58. This was a decrease from our operating loss of $107,310 for the previous fiscal year.

Liquidity and Capital Resources

As of August 31, 2012 and 2011, we had no assets.

As of August 31, 2012, our total liabilities increased to $48,992 from $47,340 as of August 31, 2011. This increase primarily resulted from unpaid professional fees.

On August 30, 2011, the Company wrote off as bad debt a total of $100,000 CAD in receivables associated with its investment in certain natural gas properties located in Alberta and assigned it to a former director of the Company in exchange for a release from the $25,000 CAD owed to the former director by the Company, which has been recorded as a gain of $25,000 CAD by the Company. See Note 4 - Related Party Transactions.

7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

AMERICAN MINING CORPORATION

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012 and 2011

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders’ Equity

Statements of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to Financial Statements

To the Board of Directors and

Stockholders of American Mining Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of American Mining Corporation (an exploration stage company) as of August 31, 2012 and 2011, and the related statements of stockholders’ equity, operations and comprehensive loss, and cash flows for the two-year period ended August 31, 2012. American Mining Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mining Corporation as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the two-year period ended August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

MartinelliMick PLLC

Spokane, Washington

November 28, 2012

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

August 31, 2012

(Expressed in U.S. Dollars)

	2012	2011

ASSETS

Current assets
Cash	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$27,908	$34,145
Due to a related party	21,084	13,195

Total current liabilities	48,992	47,340

Stockholders' Equity (Deficit)

Share Capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 680,202 issued and outstanding	68	68

Additional paid-in capital	362,285	362,285

(Deficit) accumulated during the exploration stage	(411,345)	(409,693)

Total stockholders' equity (deficit)	(48,992)	(47,340)

Total liabilities and stockholders' equity (deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Stockholders' Equity

For the period from September 15, 2004 to August 31, 2012

(Expressed in U.S. Dollars)

					Deficit
					accumulated	Total
			Additional	Share	during	stockholders'
	Common Stock		paid-in	subscriptions	exploration	equity
	Shares	Amount	capital	received	stage	(deficit)

Issuance of common stock for cash July 5, 2005, $0.00005 per share	500,000	$50	$450	$—	$—	$500

Imputed interest from a shareholder	—	—	21	—	—	21

Loss and comprehensive loss for the period	—	—	—	—	(1,800)	(1,800)

Balance, August 31, 2005	500,000	50	471	—	(1,800)	(1,279)

Share subscription received	—	—	—	165,000	—	165,000

Imputed interest from a shareholder	—	—	750	—	—	750

Loss and comprehensive loss for the year	—	—	—	—	(20,021)	(20,021)

Balance, August 31, 2006	500,000	50	1,221	165,000	(21,821)	144,450

Share subscription received	180,198	18	360,377	(165,000)	—	195,395

Imputed interest from a shareholder	—	—	687	—	—	687

Loss and comprehensive loss for the year	—	—	—	—	(23,203)	(23,203)

Balance, August 31, 2007	680,198	68	362,285	—	(45,024)	317,329

Loss and comprehensive loss for the year	—	—	—	—	(27,458)	(27,458)

Balance, August 31, 2008	680,198	68	362,285	—	(72,482)	289,871

Loss and comprehensive loss for the year	—	—	—	—	(114,921)	(114,921)

Balance, August 31, 2009	680,198	68	362,285	—	(187,403)	174,950

Issuance of common stock for debt settlement July 21, 2010, $0.10 per share	4	0	0	—	—	0

Loss and comprehensive loss for the year	—	—	—	—	(114,980)	(114,980)

Balance, August 31, 2010	680,202	68	362,285	—	(302,383)	59,970

Loss and comprehensive loss for the year					(107,310)	(107,310)

Balance, August 31, 2011	680,202	68	362,285	—	(409,693)	(47,340)

Loss and comprehensive loss for the year					(1,652)	(1,652)

Balance, August 31, 2012	680,202	$68	$362,285	$—	$(411,345)	$(48,992)

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004
	(inception) to	Year Ended	Year Ended
	August 31, 2012	August 31, 2012	August 31, 2011

EXPENSES

Amortization	$2,153	$—	$—
Bad debt expense	102,228	—	102,228
Business development	105,227	—	—
Business acquisition costs	—	(18,750)	18,750
General and administrative expenses	11,175	45	—
Interest expenses and bank charges	1,848	13	—
Leases	3,547	—	—
Professional fees	110,828	19,849	21,318
Transfer agent	9,994	495	2,114
Write-off of oil & gas property	97,635	—	—

Operating loss	444,635	1,652	144,410

Other income and expenses
Gain on debt settlement	(31,787)	—	(31,787)
Foreign exchange (gain)/loss	(1,503)	—	(5,313)

Net loss and comprehensive loss for the period	$(411,345)	$(1,652)	$(107,310)

Basic and diluted loss per share		$(0.00)	$(0.16)

Weighted average number of common shares outstanding
- basic and diluted		680,202	680,202

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004
	(inception) to	Year Ended	Year Ended
	August 31, 2012	August 31, 2012	August 31, 2011

Cash flows from (used in) operating activities
Net (Loss) for the period	$(411,345)	$(1,652)	$(107,310)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	—
- write-off of oil & gas property	97,635	—	—
- bad debt	94,960	—	94,960
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	21,084	8,713	(20,325)
- increase (decrease) in contingent liabilities	—	(18,750)	18,750
- increase (decrease) in accounts payable and accrued liabilities	27,908	(12,513)	13,925

Net cash used in operating activities	(161,107)	—	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase equipment	(2,153)	—	—

Net Cash Used in Investing Activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	360,895	—	—

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

In May 2011, the Company changed its name to American Mining Corporation, suspending its oil and gas operations and changing its business to toll milling and refining, mineral exploration and mine development. The Company's principal offices are in Reno, Nevada.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2012, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at August 31, 2012 and 2011, there were no cash equivalents.

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

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2012 and 2011.

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

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3: PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of August 31, 2012 and 2011, the Company had a total of 680,202 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 4: RELATED PARTY TRANSACTION

On February 8, 2010, the Company’s sole director at the time, advanced the sum of $25,000 CAD ($23,740 USD) on behalf of the Company to the operator of certain natural gas wells located in Alberta (the "Prospect"). The advance was recorded by the Company as a non-interest bearing unsecured loan by the former director to the Company that was due and payable on demand. On August 30, 2011, the Company assigned all its interest in and to the Prospect, including recovery of $100,000 CAD ($94,960 USD) cash receivable from the operator of the Prospect, to the former director in exchange for a release of $25,000 CAD ($23,740 USD) owed to him by the Company.

NOTE 5: INCOME TAXES

At August 31, 2012, the Company had deferred tax assets of approximately $578 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2012. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	August 31, 2012	August 31, 2011
Net loss before income taxes	$1,652	$107,310

Income tax recovery at statutory rates of 35%	578	37,500
Unrecognized benefits of non-capital losses	(578)	(37,500)
Total income tax recovery	$-	$-

The significant components of the deferred tax asset at August 31, 2012 were as follows:

	August 31, 2012	August 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$144,000	$143,500
Valuation allowance	(144,000)	(143,500)
Net deferred tax asset	$-	$-

At August 31, 2012, we had net operating loss carryforwards of approximately $411,345, which expire in the year 2027 through 2032. The change in the valuation allowance from 2011 to 2012 was $578.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent accountants during our two most recent fiscal years as required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by American Mining Corporation’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are described below.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

The following individual serves as the sole director and executive officer of the Company as of the date of this annual report. Directors of the Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. Executive officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Period Served as Director/Officer
Andrew Grundman	President, Treasurer, Secretary, Director	46	08/27/12 to present

Andrew Grundman, 46, has been the sole principal of Grundman Law since 2002, providing business consultation and legal services to the mining industry. Mr. Grundman has held senior executive positions and directorships with public and private companies since 2002. His corporate and mineral exploration experience is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Grundman has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

principal	2012	Present	Grundman Law	Legal and consulting services to the mining industry
President/Treasurer/director	2012	Present	Northridge Ventures Inc.	Mineral exploration
consultant	2012	Present	Comstock Royalty	Mineral exploration
director	2010	2011	Concentric Energy Corp.	Mineral exploration
director	2009	2009	SNS Silver Corp.	Mineral exploration
director	2008	2009	Sterling Mining Company	Mineral exploration
consultant	2006	2009	Minera del Mar S.A. de C.V.	Mineral exploration
consultant	2005	2009	Industrial Consulting Group, Inc.	Consulting services to the mining industry
general manager	2002	2008	Sunshine Precious Metals, Inc.	Mineral exploration

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

We have attempted and will continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm’s length basis.

Involvement in Certain Legal Proceedings

Except as noted herein or below, during the last ten (10) years none of our directors or officers have:

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2012 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with the Company’s board of directors may do so by directing a written request addressed to our CEO, Andrew Grundman, at the address appearing on the first page of this registration statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of November 1, 2012, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Andrew Grundman	-	-
All directors and executive officers, as a group	-	-
Thomas Mills	500,003	74%

The mailing address for all directors, executives officers and beneficial owners of more than 5% of our common stock is 970 Caughlin Crossing, Suite 100, Reno, Nevada 89519.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 8, 2010, Thomas Mills, the Company’s sole director, advanced the sum of $25,000 CAD ($23,740 USD) on behalf of the Company to the operator of certain natural gas wells located in Alberta (the "Prospect"). The advance was recorded by the Company as a non-interest bearing, unsecured loan by Mr. Mills to the Company that was due and payable on demand. Mr. Mills resigned as an officer of the Company on May 31, 2011, and as a director of the Company on July 1, 2011

On August 30, 2011, the Company assigned all its interest in and to the Prospect, including recovery of $100,000 CAD cash receivable from the operator of the Prospect to Thomas Mills in exchange for release of the $25,000 CAD owed to him by the Company. Mr. Mills was again appointed as a director of the Company on November 2, 2011, and as the sole officer of the Company on November 3, 2011. Mr. Mills resigned as an officer and director of the Company on April 14, 2012.

No other material related party transactions between AMC and its officers, directors or control persons occurred during the fiscal years ended August 31, 2012 and 2011.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012 are expected to be $5,000.

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2011 were $5,000.

Audit Related Fees

For the fiscal years ended August 31, 2012, the aggregate fees billed for assurance and related services by MartinelliMick PLLC relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $3,651.

Tax Fees

For the fiscal years ended August 31, 2012 and 2011, the Company paid no fees for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2012 and 2011, the Company did not pay any other fees.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before MartinelliMick PLLC is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our sole director pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, American Mining Corporation, incorporated by reference from the Form 8-K filed September 30, 2010.
3.2	Amended and Restated Bylaws, American Mining Corporation, incorporated by reference from the Form 8-K filed May 10, 2011.
3.3	Certificate of Designation, American Mining Corporation, incorporated by reference from the Form 8-K filed May 13, 2011.
14	Code of Ethics for Senior Financial Officers, American Mining Corporation, incorporated by reference from the Form 10KSB filed November 6, 2006
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRL Taxonomy Extension Schema Document*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
EX-101.DEF XBRL	Taxonomy Extension Definition Linkbase*
EX-101.LAB XBRL	Taxonomy Extension Labels Linkbase*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MINING CORPORATION
Date: November 29, 2012	By: /s/ Andrew Grundman Andrew Grundman, Chief Executive Officer, Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Andrew Grundman Andrew Grundman	Chief Executive Officer, Chief Principal Accounting Officer, President & Director	November 29, 2012