Form 10-Q
period 2012-11-30
American Mining Corp
filed 2013-01-14
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 11, 2013, the Issuer had 680,202 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

November 30, 2012

(Expressed in U.S. Dollars)

	November 30, 2012	August 31, 2012
	(unaudited)

ASSETS

Current assets
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$42,945	$27,908
Due to a related party	21,184	21,084

Total current liabilities	64,129	48,992

Commitments and contingencies	—	—

Stockholders' Equity (Deficit)

Share Capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued (2010: Nil)	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 680,202 (2010: 680,202)	68	68

Additional paid-in capital	362,285	362,285

(Deficit) accumulated during the exploration stage	(426,482)	(411,345)

Total stockholders' equity (deficit)	(64,129)	(48,992)

Total liabilities and stockholders' equity (deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended
	(inception) to	November 30
	November 30, 2012	2012	2011

EXPENSES

Amortization	$2,153	$—	$—
Bad debt expense	102,228	—	—
Business development	105,227	—	—
General and administrative expenses	11,275	100	—
Interest expenses and bank charges	1,885	37	—
Leases	3,547	—	—
Professional fees	125,828	15,000	10,000
Transfer agent	9,994	—	245
Write-off of oil & gas property (note 5)	97,635	—	—

Operating (loss)	(459,772)	(15,137)	(10,245)

Other income and expenses
Gain on debt settlement	31,787	—	—
Foreign exchange gain/(loss)	1,503	—	—

Net (loss) and comprehensive (loss) for the period	$(426,482)	$(15,137)	$(10,245)

Basic and diluted loss per share	—	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
- basic and diluted	—	680,202	680,202

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended
	(inception) to	November 30
	November 30, 2012	2012	2011

Cash flows from (used in) operating activities
Net Income (Loss)	$(426,482)	$(15,137)	$(10,245)
Adjustments for items not involving cash:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	—
- write off of oil & gas property	97,635	—	—
- bad debt	94,960	—	—
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	21,184	—	—
- increase (decrease) in contingent liabilities	-	—	—
- increase (decrease) in accounts payable and accrued liabilities	42,945	15,137	10,245

Net cash used in operating activities	(161,107)	—	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase gas well option	(162,153)	—	—

Net cash used in investing activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	360,895	—	—

Net cash provided by financing activities	360,895	—	—

Increase in cash	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of November 30, 2012, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at November 30, 2012 and August 31, 2012, there were no cash equivalents.

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

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for November 30, 2012 and August 31, 2012.

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

As of November 30, 2012 and August 31, 2012, the Company had a total of 680,202 shares of common stock outstanding.

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

We posted an operating loss of $15,137 for the three month period ended November 30, 2012, resulting from professional fees of $15,000 and miscellaneous expenses of $137. This was an increase from our operating loss of $10,245 for the previous fiscal year.

Liquidity and Capital Resources

As of November 30, 2012 and August 31, 2012, we had no assets.

As of November 30, 2012, our total liabilities increased to $64,129 from $48,992 as of August 31, 2012. This increase primarily resulted from unpaid professional fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by American Mining’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended November 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities during the three month period ended November 30, 2012.

Item 3. Default Upon Senior Notes

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibit	Description
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS*	XBRL Instance Document.
	101.SCH*	XBRL Taxonomy Extension Schema Document.
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MINING CORPORATION

Date: January 11, 2013	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer