Form 10-Q
period 2013-02-28
American Mining Corp
filed 2013-04-15
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of April 12, 2012, the Issuer had 680,202 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

February 28, 2013

(Expressed in U.S. Dollars)

	February 28, 2013	August 31, 2012
	(unaudited)

ASSETS

Current assets
Cash	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$41,083	$27,908
Due to a related party	27,684	21,084

Total current liabilities	68,767	48,992

Commitments and contingencies	—	—

Stockholders' Equity (Deficit)

Share Capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued (2010: Nil)	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 680,202 (2010: 680,202)	68	68

Additional paid-in capital	362,285	362,285

(Deficit) accumulated during the exploration stage	(431,120)	(411,345)

Total stockholders' equity (deficit)	(68,767)	(48,992)

Total liabilities and stockholders' equity (deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended		Six months ended
	(inception) to	February 28		February 28
	February 28, 2013	2013	2012	2013	2012

EXPENSES

Amortization	$2,153	$—	$—	$—	$—
Bad debt expense	102,228	—	—	—	—
Business development	105,227	—	—	—	—
General and administrative expenses	11,275	—	—	100	—
Interest expenses and bank charges	1,873	(11)	—	25	—
Leases	3,547	—	—	—	—
Professional fees	130,478	4,650	1,849	19,650	11,849
Transfer agent	9,994	—	—		245
Write-off of oil & gas property (note 5)	97,635	—	—	—	—

Operating loss	464,410	4,639	1,849	19,775	12,094

Other income and expenses
Gain on debt settlement	(31,787)	—	—	—	—
Foreign exchange (gain)/loss	(1,503)	—	—	—	—

Net loss and comprehensive loss for the period	$(431,120)	$(4,639)	$(1,849)	$(19,775)	$(12,094)

Basic and diluted loss per share	—	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
- basic and diluted	—	680,202	680,202	680,202	680,202

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended
	(inception) to	February 28
	February 28, 2013	2012	2011

Cash flows from (used in) operating activities
Net Income (Loss)	$(431,120)	$(19,775)	$(10,245)
Adjustments for items not involving cash:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	—
- write off of oil & gas property	97,635	—	—
- bad debt	94,960	—	—
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	27,684	—	—
- increase (decrease) in contingent liabilities	—	—	—
- increase (decrease) in accounts payable and accrued liabilities	41,083	19,775	10,245

Net cash used in operating activities	(161,107)	—	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase gas well option	(162,153)	—	—

Net cash used in investing activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	360,895	—	—

Net cash provided by financing activities	360,895	—	—

Increase in cash	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of February 28, 2013, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at February 28, 2013 and August 31, 2012, there were no cash equivalents.

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

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for February 28, 2013 and August 31, 2012.

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

NOTE 3 – PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of February 28, 2013 and August 31, 2012, the Company had a total of 680,202 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 4 – RELATED PARTY TRANSACTION

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

We posted an operating loss of $4,639 for the three month period ended February 28, 2013, resulting from professional fees of $4,650 offset against reversed bank charges of $11. This was an increase from our operating loss of $1,849 for the same period in the previous fiscal year.

Liquidity and Capital Resources

As of February 28, 2013 and August 31, 2012, we had no assets.

As of February 28, 2013, our total liabilities increased to $68,767 from $48,992 as of August 31, 2012. This increase primarily resulted from unpaid professional fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by American Mining’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended February 28, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not sell any securities during the three month period ended February 28, 2013.

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

AMERICAN MINING CORPORATION

Date: April 12, 2013	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer