Form 10-Q
period 2013-05-31
American Mining Corp
filed 2013-07-15
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 4, 2013, the Issuer had 680,202 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

May 31, 2013

(Expressed in U.S. Dollars)

	May 31, 2013	August 31, 2012
	(unaudited)

ASSETS

Current assets
Cash	$14	$—

Total assets	$14	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$45,695	$27,908
Due to a related party	27,798	21,084

Total current liabilities	73,493	48,992

Commitments and contingencies	—	—

Stockholders' Equity (Deficit)

Share Capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued (2012: Nil)	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 680,202 (2012: 680,202)	68	68

Additional paid-in capital	362,286	362,285

(Deficit) accumulated during the exploration stage	(435,833)	(411,345)

Total stockholders' equity (deficit)	(73,479)	(48,992)

Total liabilities and stockholders' equity (deficit)	$14	$—

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended		Nine months ended
	(inception) to	May 31		May 31
	May 31, 2013	2013	2012	2013	2012

EXPENSES

Amortization	$2,153	$—	$—	$—	$—
Bad debt expense	102,228	—	—	—	—
Business development	105,227	—	—	—	—
General and administrative expenses	11,275	—	—	100	—
Interest expenses and bank charges	1,935	62	—	87	—
Leases	3,547	—	—	—	—
Professional fees	135,128	4,650	4,000	24,300	15,849
Transfer agent	9,994	—	—	—	245
Write-off of oil & gas property (note 5)	97,635	—	—	—	—

Operating loss	469,122	4,712	4,000	24,487	16,094

Other income and expenses
Gain on debt settlement	(31,787)	—	—	—	—
Foreign exchange (gain)/loss	(1,504)	1	—	1	—

Net loss and comprehensive loss for the period	$(435,833)	$(4,713)	$(4,000)	$(24,488)	$(16,094)

Basic and diluted loss per share	—	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding
- basic and diluted	—	680,202	680,202	680,202	680,202

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004
	(inception) to	Nine Months Ended	Nine Months Ended
	May 31, 2013	May 31, 2013	May 31, 2012

Cash flows from (used in) operating activities
Net (Loss) for the period	$(435,833)	$(24,488)	$(16,094)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
- amortization	2,153
- imputed interest	1,458
- foreign exchange loss	5,041	1
- write-off of oil & gas property	97,635
- bad debt	94,960
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	27,798	6,714	4,349
- increase (decrease) in contingent liabilities	—	—	—
- increase (decrease) in accounts payable and accrued liabilities	45,695	17,787	11,745

Net cash used in operating activities	(161,093)	14	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase equipment	(2,153)	—	—

Net Cash Used in Investing Activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	360,895	—	—

Increase (decrease) in cash and cash equivalents	14	14	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$14	$14	$—

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of May 31, 2013, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at May 31, 2013 and August 31, 2012, the Company had cash and cash equivalents of $14 and Nil, respectively.

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

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for May 31, 2013 and May 31, 2012.

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

As of May 31, 2013 and August 31, 2012, the Company had a total of 680,202 shares of common stock outstanding.

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

See also, Note 5 – Subsequent Events.

NOTE 5 – SUBSEQUENT EVENTS

On June 20, 2013, an affiliate of the Company’s controlling shareholder loaned the Company the sum of $100,000. The loan is payable on demand and accrues interest at the rate of 20% per year (the “Loan”). The Company has made no payment in respect of the Loan.

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

We posted an operating loss of $4,712 for the three month period ended May 31, 2013, resulting from professional fees of $4,650 and bank charges of $62. This was an increase from our operating loss of $4,000 for the same period in the previous fiscal year.

Liquidity and Capital Resources

As at May 31, 2013 our assets increased to $14 in cash from no assets as at August 31, 2012.

As at May 31, 2013, our total liabilities increased to $73,493 from $48,992 as of August 31, 2012. This increase primarily resulted from unpaid professional fees.

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

Item 4. Controls and Procedures

(i)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by American Mining’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not sell any securities during the three month period ended May 31, 2013.

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

AMERICAN MINING CORPORATION

Date: July 5, 2013	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer