Form 10-K
period 2013-08-31
American Mining Corp
filed 2013-11-29
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, computed by reference to the most recent sales price for the common stock on November 28, 2013 was $36,040.

As of November 28, 2013, the registrant had 20,680,203 shares of its common stock outstanding.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, and “AMC” means American Mining Corporation, unless otherwise indicated.

PART I

Item 1. Description of Business

We are an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on any property that we may acquire. Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Our principal offices are located at 970 Caughlin Crossing, Suite 100, Reno, Nevada 89519. Our telephone number is (702) 465-5213.

History

American Mining Corporation was incorporated on September 15, 2004, under the laws of the State of Nevada, as Thrust Energy Corp., for the purpose of acquiring undivided working interests in small oil and gas exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada.

On September 30, 2010, we increased our authorized capital to 900 million shares of common stock (par value $0.0001) and 100 million shares of preferred stock (par value $0.0001), and effected a 20-for-1 reverse split of our issued and outstanding common stock. As a result of the reverse split, our issued and outstanding common stock was reduced from 13,604,000 shares to 680,202 shares.

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

We intend to seek out prospective mineral exploration properties by retaining the services of professional mining geologists. As of the date of this Annual Report, we have not selected a geologist. We are initially focusing our exploration efforts in North America.

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

Our sole executive officer will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work will be performed by outside consultants. If, however, the demands of our business require more time of our sole officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. He may, however, not be able to devote sufficient time to the management of our business, as and when needed.

Geological and Technical Consultants

Since our management is inexperienced with exploration, we intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, and excavation of any mineral property we may acquire. We do not presently have any verbal or written agreement regarding the retention of any such persons.

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

We do not contemplate entering into any employment agreements during the next 12 months unless and until we have proven mineral reserves. The acquisition of a suitable mineral exploration property and any exploration activity on that property will be conducted by unaffiliated independent contractors that we will hire, such as a consulting geologist and a mining engineer. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The consulting geologist will evaluate the information derived from the exploration and excavation and the engineer will advise us on the economic feasibility of removing the mineralized material.

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

QUARTER ENDED	HIGH	LOW

August 31, 2013	$0.15	$0.15
May 31, 2013	$0.17	$0.15
February 28, 2013	$0.20	$0.17
November 30, 2012	$0.20	$0.15
August 31, 2012	$0.20	$0.20
May 31, 2012	$0.20	$0.14
February 28, 2012	$0.15	$0.13
November 30, 2011	$0.33	$0.13

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Columbia Stock Transfer Company, 601 E. Seltice Way, Suite 202, Post Falls ID 83854 (Telephone: 208-664-3544; Facsimile: 208-777-8998).

On November 28, 2013, the shareholders' list of our shares of common stock showed 26 registered holders of our shares of common stock and 20,680,203 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We posted an operating loss of $56,401 for the year ended August 31, 2013, resulting from legal fees of $48,332, accounting fees of $9,500 and miscellaneous expenses of $279. This was an increase from our operating loss of $1,652 for the previous fiscal year.

Liquidity and Capital Resources

As of August 31, 2013, our assets increased to $72,755 from $Nil as of August 31, 2012. The increase was due to a shareholder loan of $100,000 advanced during the 2013 fiscal year.

As of August 31, 2013, our total liabilities increased to $178,148 from $48,992 as of August 31, 2012. This increase primarily resulted from a shareholder loan of $100,000 during the 2013 fiscal year and unpaid professional fees.

7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

AMERICAN MINING CORPORATION

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013 and 2012

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders’ Equity

Statements of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to Financial Statements

To the Board of Directors and

Stockholders of American Mining Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of American Mining Corporation (an exploration stage company) as of August 31, 2013 and 2012, and the related statements of stockholders’ equity, operations and comprehensive loss, and cash flows for the two-year period ended August 31, 2013. American Mining Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mining Corporation as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the two-year period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC

Spokane, Washington

November 28, 2013

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

August 31, 2013 and 2012

(Expressed in U.S. Dollars)

	2013	2012

ASSETS

Current assets
Cash	$72,755	$—

Total assets	$72,755	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$47,350	$27,908
Due to a related party	130,798	21,084

Total current liabilities	178,148	48,992

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit)

Share Capital

Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 900,000,000 shares authorized; 680,203 issued and outstanding	68	68

Additional paid-in capital	362,285	362,285

(Deficit) accumulated during the exploration stage	(467,746)	(411,345)

Total stockholders' equity (deficit)	(105,393)	(48,992)

Total liabilities and stockholders' equity (deficit)	$72,755	$—

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Stockholders' Equity

For the period from September 15, 2004 to August 31, 2013

(Expressed in U.S. Dollars)

					Deficit
					accumulated	Total
			Additional	Share	during	stockholders'
	Common Stock		paid-in	subscriptions	exploration	equity
	Shares	Amount	capital	received	stage	(deficit)
Issuance of common stock for cash July 5, 2005, $0.00005 per share	500,000	$50	$450	$—	$—	$500
Imputed interest from a shareholder	—	—	21	—	—	21
Loss and comprehensive loss for the period	—	—	—	—	(1,800)	(1,800)
Balance, August 31, 2005	500,000	50	471	—	(1,800)	(1,279)
Share subscription received	—	—	—	165,000	—	165,000
Imputed interest from a shareholder	—	—	750	—	—	750
Loss and comprehensive loss for the year	—	—	—	—	(20,021)	(20,021)
Balance, August 31, 2006	500,000	50	1,221	165,000	(21,821)	144,450
Share subscription received	180,198	18	360,377	(165,000)	—	195,395
Imputed interest from a shareholder	—	—	687	—	—	687
Loss and comprehensive loss for the year	—	—	—	—	(23,203)	(23,203)
Balance, August 31, 2007	680,198	68	362,285	—	(45,024)	317,329
Loss and comprehensive loss for the year	—	—	—	—	(27,458)	(27,458)
Balance, August 31, 2008	680,198	68	362,285	—	(72,482)	289,871
Loss and comprehensive loss for the year	—	—	—	—	(114,921)	(114,921)
Balance, August 31, 2009	680,198	68	362,285	—	(187,403)	174,950
Issuance of common stock for debt settlement July 21, 2010, $0.10 per share	4	0	0	—	—	0
Loss and comprehensive loss for the year	—	—	—	—	(114,980)	(114,980)
Balance, August 31, 2010	680,202	68	362,285	—	(302,383)	59,970
Loss and comprehensive loss for the year	—	—	—	—	(107,310)	(107,310)
Balance, August 31, 2011	680,202	68	362,285	—	(409,693)	(47,340)
Loss and comprehensive loss for the year	—	—	—	—	(1,652)	(1,652)
Balance, August 31, 2012	680,202	$68	$362,285	$—	$(411,345)	$(48,992)
Issuance of common stock due to rounding	1	0	0	—	—	0
Loss and comprehensive loss for the year	—	—	—	—	(56,401)	(56,401)
Balance, August 31, 2013	680,203	$68	$362,285	$—	$(467,746)	$(105,393)

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004
	(inception) to	Year Ended	Year Ended
	August 31, 2013	August 31, 2013	August 31, 2012

EXPENSES

Amortization	$2,153	$—	$—
Bad debt expense	102,228	—	—
Business development	105,227	—	—
Business acquisition costs	—	—	(18,750)
General and administrative expenses	11,275	100	45
Interest expenses and bank charges	2,027	179	13
Leases	3,547	—	—
Professional fees	168,660	57,832	19,849
Transfer agent	9,994	—	495
Write-off of oil & gas property	97,635	—	—

Operating loss	502,746	58,111	1,652

Other income and expenses
Gain on debt settlement	(31,787)	—	—
Foreign exchange (gain)/loss	(3,213)	(1,710)	—

Net loss and comprehensive loss for the period	$(467,746)	$(56,401)	$(1,652)

Basic and diluted loss per share		$(0.08)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted		680,203	680,202

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004
	(inception) to	Year Ended	Year Ended
	August 31, 2013	August 31, 2013	August 31, 2012

Cash flows from (used in) operating activities
Net (Loss) for the period	$(467,746)	$(56,401)	$(1,652)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	—
- write-off of oil & gas property	97,635	—	—
- bad debt	94,960	—	—
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	30,798	9,714	7,889
- increase (decrease) in contingent liabilities	—	—	(18,750)
- increase (decrease) in accounts payable and accrued liabilities	47,350	19,442	12,513

Net cash used in operating activities	(188,352)	(27,245)	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase equipment	(2,153)	—	—

Net Cash Used in Investing Activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from shareholder loans	100,000	100,000
Proceeds from issuance of common stock	360,895	0	—

Net cash flows from (used in) financing activities	460,895	100,000

Increase (decrease) in cash and cash equivalents	72,755	72,755	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$72,755	$72,755	$—

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2013, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at August 31, 2013 cash equivalents consisted of bank accounts held at financial institutions.

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

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2013 and 2012.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

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

As of August 31, 2013 and 2012, the Company had a total of 680,203 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 4: RELATED PARTY TRANSACTION

On June 24, 2013, the Company accepted a subscription for 20,000,000 shares of its common stock at a purchase price of $0.005 per share for total cash consideration of $100,000 from Ophion Management Ltd., a Canadian corporation controlled by Thomas Mills, who is also the controlling shareholder of the Company. On June 28, 2013, the subscription was rescinded by mutual consent and a promissory note for the principal amount of $100,000 (the “Promissory Note”) was issued by the Company to Ophion Management Ltd. The Promissory Note was due on demand and accrued simple interest at the rate of 20% per year from June 20, 2013. The Promissory Note was assigned to Mr. Mills on October 7, 2013.

On October 24, 2013, the Company entered into a debt restructuring agreement with Mr. Mills, whereby he agreed to surrender the Promissory Note for cancellation. In exchange for the Promissory Note, the Company agreed to issue a convertible promissory note with a fixed maturity date of December 31, 2013 (the “Convertible Note”). The Convertible Note, accrues simple interest at the rate of 20% per annum from June 20, 2013, and is convertible at any time by the holder of the Convertible Note into shares of the Company’s common stock at the rate of one share for each $0.005 of indebtedness secured by the Convertible Note.

On October 28, 2013, the Promissory Note was cancelled and the Convertible Note was issued.

On November 20, 2013, the Convertible Note was rescinded by agreement and a subscription by Mr. Mills for 20,000,000 shares of the Company’s common stock at $0.005 per share was accepted by the Company.

See also Note 6: Subsequent Events.

NOTE 5: INCOME TAXES

At August 31, 2013, the Company had deferred tax assets of approximately $163,700 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2013. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	August 31, 2013	August 31, 2012
Net loss before income taxes	$56,401	$1,652

Income tax recovery at statutory rates of 35%	19,740	578
Unrecognized benefits of non-capital losses	(19,740)	(578)
Total income tax recovery	$—	$—

The significant components of the deferred tax asset at August 31, 2013 were as follows:

	August 31, 2013	August 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$163,700	$144,000
Valuation allowance	(163,700)	(144,000)
Net deferred tax asset	$—	$—

At August 31, 2013, we had net operating loss carryforwards of approximately $467,700, which expire in the year 2014 through 2033. The change in the valuation allowance from 2012 to 2013 was $19,700.

NOTE 6: Subsequent Events

On October 24, 2013, the Company entered into a debt restructuring agreement with Thomas Mills, the Company’s controlling shareholder, whereby he agreed to surrender for cancellation a promissory note in the principal amount of $100,000 originally issued to Ophion Management Ltd., a company controlled by Mr. Mills. The promissory note was cancelled on October 28, 2013.

In exchange for surrendering the promissory note, the Company agreed to issue to Mr. Mills a convertible note with a fixed maturity date of December 31, 2013. The convertible note, accrues simple interest at the rate of 20% per annum from June 20, 2013, and is convertible at any time by the holder into shares of the Company’s common stock at the rate of one share for each $0.005 of indebtedness secured by the convertible note. The convertible note was issued on October 28, 2013 and then rescinded by mutual agreement on November 20, 2013.

On November 20, 2013, the Company accepted a subscription from Mr. Mills for 20,000,000 shares of its common stock at a price of $0.005 per share, in full consideration of the $100,000 he advanced to the Company on June 20, 2013.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent accountants during our two most recent fiscal years as required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by American Mining Corporation’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Position	Age	Period Served as Director/Officer
Andrew Grundman	President, Treasurer, Secretary, Director	47	08/27/12 to present

Andrew Grundman, 47, has been the sole principal of Grundman Law since 2002, providing business consultation and legal services to the mining industry. Mr. Grundman has held senior executive positions and directorships with public and private companies since 2002. His corporate and mineral exploration experience is expected to assist the Company with its efforts to implement profitable operations.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2013 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of November 21, 2013, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Andrew Grundman	-	-
All directors and executive officers, as a group	-	-
Thomas Mills	20,500,003	99.1%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 24, 2013, the Company sold 20,000,000 shares of its common stock for $100,000 through a private placement to Ophion Management Ltd., a Canadian corporation controlled by Thomas Mills, who is also the controlling shareholder of the Company. On June 28, 2013, the private placement was rescinded by agreement and a promissory note for the principal amount of $100,000 (the “Promissory Note”) was issued by the Company to Ophion Management Ltd. The Promissory Note was due on demand and accrued simple interest at the rate of 20% per year from June 20, 2013. The Promissory Note was assigned to Mr. Mills on October 7, 2013.

On October 24, 2013, the Company entered into a debt restructuring agreement with Mr. Mills, whereby he agreed to surrender the Promissory Note for cancellation. In exchange for the Promissory Note, the Company agreed to issue a convertible promissory note with a fixed maturity date of December 31, 2018 (the “Convertible Note”). The Convertible Note, accrues simple interest at the rate of 20% per annum from June 20, 2013, and is convertible at any time by the holder of the Convertible Note into shares of the Company’s common stock at the rate of one share for each $0.005 of indebtedness secured by the convertible note.

On October 28, 2013, the Promissory Note was cancelled and the Convertible Note was issued.

On November 20, 2013, the Convertible Note was rescinded by mutual agreement and the Company accepted a subscription from Mr. Mills for 20,000,000 shares of its common stock at a price of $0.005 per share in full consideration of the $100,000 he advanced to the Company on June 20, 2013.

No other material related party transactions between AMC and its officers, directors or control persons occurred during the fiscal years ended August 31, 2013 and 2012.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2013 are expected to be $5,000.

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012 were $5,000.

Audit Related Fees

For the fiscal years ended August 31, 2013 and 2012, the aggregate fees billed for assurance and related services by MartinelliMick PLLC relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $4,500 and $3,651, respectively.

Tax Fees

For the fiscal years ended August 31, 2013 and 2012, the Company paid no fees for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2013 and 2012, the Company did not pay any other fees.

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

PART IV

Item 15. Exhibits

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, American Mining Corporation, incorporated by reference from the Form 8-K filed September 30, 2010
3.2	Amended and Restated Bylaws, American Mining Corporation, incorporated by reference from the Form 8-K filed May 10, 2011
3.3	Certificate of Designation, American Mining Corporation, incorporated by reference from the Form 8-K filed May 13, 2011
14	Code of Ethics for Senior Financial Officers, American Mining Corporation, incorporated by reference from the Form 10KSB filed November 6, 2006
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF XBRL	Taxonomy Extension Definition Linkbase
EX-101.LAB XBRL	Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MINING CORPORATION
Date: November 28, 2013	By:/s/ Andrew Grundman Andrew Grundman, Chief Executive Officer, Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Andrew Grundman Andrew Grundman	Chief Executive Officer, Chief Principal Accounting Officer, President & Director	November 28, 2013