Form 10-K/A
period 2013-08-31
American Mining Corp
filed 2013-11-29
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for American Mining Corporation amends the Annual Report on Form 10-K for the year ended August 31, 2013 filed with the SEC on November 29, 2013 (the “Form 10-K”). This Amendment No. 1 is being filed solely to correct certain formatting errors on the cover page of the Form 10-K and to include a signed copy of the Report of Independent Registered Accounting Firm, which signature was inadvertently omitted from the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

Item 15. Exhibits

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, American Mining Corporation, incorporated by reference from the Form 8-K filed September 30, 2010
3.2	Amended and Restated Bylaws, American Mining Corporation, incorporated by reference from the Form 8-K filed May 10, 2011
3.3	Certificate of Designation, American Mining Corporation, incorporated by reference from the Form 8-K filed May 13, 2011
14	Code of Ethics for Senior Financial Officers, American Mining Corporation, incorporated by reference from the Form 10KSB filed November 6, 2006
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document (1)
EX-101.SCH	XBRL Taxonomy Extension Schema Document (1)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
EX-101.DEF XBRL	Taxonomy Extension Definition Linkbase (1)
EX-101.LAB XBRL	Taxonomy Extension Labels Linkbase (1)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1) Previously filed as an Exhibit to the Form 10-K filed November 29, 2013

25

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MINING CORPORATION
Date: November 29, 2013	By:/s/ Andrew Grundman Andrew Grundman, Chief Executive Officer, Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Andrew Grundman Andrew Grundman	Chief Executive Officer, Chief Principal Accounting Officer, President & Director	November 29, 2013