Form 10-K/A
period 2013-08-31
American Mining Corp
filed 2013-12-09
CIK 1343009

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A for American Mining Corporation amends the Annual Report on Form 10-K for the year ended August 31, 2013 filed with the SEC on November 29, 2013 (the “Form 10-K”) and Amendment No. 1 of the Form 10-K filed with the SEC on November 29, 2013. This Amendment No. 2 is being filed solely to correct an inadvertent omission by our Independent Registered Accounting Firm from the Report of Independent Registered Accounting Firm included in the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Notes to Financial Statements

To the Board of Directors and

Stockholders of American Mining Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of American Mining Corporation (an exploration stage company) as of August 31, 2013 and 2012, and the related statements of stockholders’ equity, operations and comprehensive loss, and cash flows for the two-year period ended August 31, 2013 and for the period from September 15, 2004 (inception) to August 31, 2013. American Mining Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mining Corporation as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the two-year period ended August 31, 2013 and for the period from September 15, 2004 (inception) to August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

AMERICAN MINING CORPORATION
Date: December 9, 2013	By:/s/ Andrew Grundman Andrew Grundman, Chief Executive Officer, Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Andrew Grundman Andrew Grundman	Chief Executive Officer, Chief Principal Accounting Officer, President & Director	December 9, 2013