Form 10-Q
period 2013-11-30
American Mining Corp
filed 2014-01-14
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 10, 2014, the Issuer had 20,680,203 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by American Mining Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended August 31, 2013. The results of operations for the three months ended November 30, 2013 are not necessarily indicative of the results to be expected for the year ending August 31, 2014.

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

November 30, 2013

(Expressed in U.S. Dollars)

	November 30, 2013	August 31, 2013
	(unaudited)

ASSETS

Current assets
Cash	$31,353	$72,755

Total assets	$31,353	$72,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$23,682	$47,350
Due to a related party	26,405	130,798

Total current liabilities	50,087	178,148

Commitments and contingencies	—	—

Stockholders' Equity (Deficit)

Share Capital

~~Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued (2010: Nil)~~	~~—~~ 	~~—~~

Common stock, $0.0001 par value; 900,000,000 shares authorized; 680,202 (2010: 680,202)	2,068	68

Additional paid-in capital	460,285	362,285

(Deficit) accumulated during the exploration stage	(481,087)	(467,746)

Total stockholders' equity (deficit)	(18,734)	(105,393)

Total liabilities and stockholders' equity (deficit)	$31,353	$72,755

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended
	(inception) to	November 30
	November 30, 2013	2013	2012

EXPENSES

Amortization	$2,153	$—	$—
Bad debt expense	102,228	—	—
Business development	105,227	—	—
Consulting fees	6,000	6,000
General and administrative expenses	11,985	710	100
Interest expenses and bank charges	2,100	72	37
Leases	3,547	—	—
Professional fees	176,101	7,441	15,000
Transfer agent	9,994	—	—
Write-off of oil & gas property (note 5)	97,635	—	—

Operating (loss)	(516,970)	(14,223)	(15,137)

Other income and expenses
Gain on debt settlement	(31,787)		—
Foreign exchange (gain) loss	(4,096)	(883)	—

Net (loss) and comprehensive (loss) for the period	$(481,087)	$(13,340)	$(15,137)

Basic and diluted loss per share	—	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
- basic and diluted	—	2,878,004	680,202

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended
	(inception) to	November 30
	November 30, 2013	2013	2012

Cash flows from (used in) operating activities
Net Income (Loss)	$(481,087)	$(13,340)	$(15,137)
Adjustments for items not involving cash:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	—
- write off of oil & gas property	97,635	—	—
- bad debt	94,960	—	—
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	26,331	(4,394)	—
- increase (decrease) in accounts payable and accrued liabilities	23,682	(23,668)	15,137

Net cash used in operating activities	(229,754)	(41,402)	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase gas well option	(2,153)	—	—

Net cash used in investing activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from shareholder loans	—	(100,000)
Proceeds from issuance of common stock	460,895	100,000	—

Net cash provided by financing activities	460,895	—	—

Increase in cash	31,353	(41,402)	—

Cash and cash equivalents, beginning of period	—	72,755	—

Cash and cash equivalents, end of period	$31,353	$31,353	$—

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at November 30, 2013 cash equivalents consisted of bank accounts held at financial institutions.

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

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended November 30, 2013 and August 31, 2013.

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

On November 20, 2013, the Company accepted a subscription from its controlling shareholder for 20,000,000 shares of its common stock at a price of $0.005 per share, in full and final consideration of $100,000 advanced to the Company on June 20, 2013.

As of November 30, 2013 and August 31, 2013, the Company had a total of 20,680,203 and 680,203 shares of common stock outstanding, respectively.

Preferred Stock

Subsequent to the end of the quarter, on December 9, 2013 the Company filed with the State of Nevada and withdrew the 100,000,000 authorized shares of preferred stock, par value $0.0001 per share. No shares of preferred stock were issued.

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

On December 2, 2013, we acquired a two mineral exploration licenses from our controlling shareholder, who staked them on our behalf at a cost of $960 CAD. See “NOTE 4: SUBSEQUENT EVENTS”

NOTE 5: SUBSEQUENT EVENTS

On December 2, 2013, we acquired a 100% interest in two non-contiguous mineral exploration licenses made up of 16 claims located along southeastern Labrador (the “Eagle Ridge Property”). Our claims are located approximately 49 kilometers southwest of the community of Cartwright in Labrador, Canada and have a total area of 400 hectares (988 acres). The mineral licenses underlying the Eagle River Property are registered with the Government of Newfoundland and Labrador and are presently in good standing. The claims were staked on our behalf by our controlling shareholder and then transferred to us. The cost of staking the claims was $960 CAD.

Under Newfoundland law, our mineral licenses may be held for one year after the date of Issuance Date, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. When the deficient work is completed and accepted the security deposit will be refunded. Otherwise, the security deposit will be forfeited. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. All of our claims are presently in good standing, which means that they are free and clear of all work and/or monetary holding requirements.

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

Our business is in the early stages of development. We have not generated revenue since the date of inception, but have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to implement our business plan until we obtain an interest in a property, find mineralized material, identify an ore body, and begin profitably removing and selling minerals. We have no proven or probable mineral reserves, and there is no assurance that any mineral claims that we now have or may acquire in the future will contain commercially exploitable reserves of valuable minerals.

To date, our activities have been financed from the proceeds of share subscriptions and loans from management, shareholders and non-affiliated third parties. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then our investors may lose all of their investment.

On December 11, 2012, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-192759), wherein we propose to offer 20,000,000 shares of our common stock to the public at the price of $0.005 per share. If we are unable to sell all of the shares offered by the Company through our offering, we will be required to pursue sources of additional capital to fund the acquisition of mineral properties and the preparation of a technical report concerning our mineral claims, including joint venture projects and debt or equity financings. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

Future financing through equity investments will likely be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. Except for our public offering, we do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Results of Operations

We have not earned any meaningful revenue since inception on September 15, 2004. We do not anticipate earning revenue until such time as we have entered into commercial production of our mineral claims or such other property as we may acquire in the future. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on mineral claims, or that if such resources are discovered that we will commercially produce them.

Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012

We posted an operating loss of $13,340 for the three month period ended November 30, 2013, resulting from consulting fees of $6,000 associated with the preparation of our Annual Report on Form 10-K, professional fees of $7,441 and miscellaneous expenses of $782 offset by a foreign exchange gain of $883. This was an increase from our operating loss of $15,137 for the same period in the previous fiscal year.

Year Ended August 31, 2013 Compared to the Year Ended August 31, 2012

We posted an operating loss of $56,401 for the year ended August 31, 2013, resulting from legal fees of $48,332, accounting fees of $9,500 and miscellaneous expenses of $279. This was an increase from our operating loss of $1,652 for the previous fiscal year.

Liquidity and Capital Resources

As of November 30, 2013, our assets decreased to $31,353 from $72,755 as of August 31, 2013. The decrease was due to the repayment of trade debt and shareholder loans.

As of November 30, 2013, our total liabilities decreased to $50,086 from $178,148 as of August 31, 2013. This decrease primarily resulted from the issuance of common stock in satisfaction of $100,000 advanced by our controlling shareholder during the 2013 fiscal year and the partial repayment of disbursements incurred on our behalf by our controlling shareholder.

We presently have sufficient working capital to sustain our current level of operations for the next 12 months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by American Mining’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended November 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.-- Other Information

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

Not applicable.

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

AMERICAN MINING CORPORATION

Date: January 11, 2014	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

