Form 10-Q/A
period 2013-11-30
American Mining Corp
filed 2014-01-15
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for American Mining Corporation amends the Quarterly Report on Form 10-Q for the three-month period ended November 30, 2013 filed with the SEC on January 14, 2014 (the “Form 10-Q”). This Amendment No. 1 is being filed solely to correct a formatting error on the Balance Sheets and a typographical error in Note 4 of the Form 10-Q. Aside from a revision to the footnote in Item 6 of Part II, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

On December 2, 2013, we acquired a two mineral exploration licenses from our controlling shareholder, who staked them on our behalf at a cost of $960 CAD. See “NOTE 5: SUBSEQUENT EVENTS”

NOTE 5: SUBSEQUENT EVENTS

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

*Filed on January 14, 2014 with our Quarterly Report on Form 10-Q. The information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MINING CORPORATION

Date: January 11, 2014	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

