Form 10-Q
period 2014-02-28
American Mining Corp
filed 2014-04-01
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of March 15, 2014, the Issuer had 20,880,203 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1.	Financial Statements

The financial statements included herein have been prepared by American Mining Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended August 31, 2013. The results of operations for the three month and six month periods ended February 28, 2014 are not necessarily indicative of the results to be expected for the year ending August 31, 2014.

American Mining Corporation

(An Exploration Stage Company)

Balance Sheets

February 28, 2014

(Expressed in U.S. Dollars)

	February 28, 2014	August 31, 2013
	(unaudited)

ASSETS

Current assets
Cash	$1,076	$72,755

Total assets	$1,076	$72,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$11,000	$47,350
Due to a related party	40,000	130,798

Total current liabilities	51,000	178,148

Commitments and contingencies	—	—

Stockholders' Equity (Deficit)

Share Capital

Common stock, $0.0001 par value; 900,000,000 shares authorized; 20,880,203 (2013: 680,202)	2,088	68

Additional paid-in capital	461,265	362,285

(Deficit) accumulated during the exploration stage	(513,277)	(467,746)

Total stockholders' equity (deficit)	(49,924)	(105,393)

Total liabilities and stockholders' equity (deficit)	$1,076	$72,755

The accompanying notes are an integral part of these financial statements.

American Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Three months ended		Six months ended
	(inception) to	February 28		February 28
	February 28, 2014	2014	2013	2014	2013

EXPENSES

Amortization	$2,153	$—	$—	$—	$—
Bad debt expense	102,228	—	—	—	—
Business development	105,227	—	—	—	—
General and administrative expenses	12,160	175	—	885	100
Interest expenses and bank charges	2,135	36	(11)	108	25
Leases	3,547	—	—	—	—
Professional fees	210,172	28,070	4,650	41,512	19,650
Resource property acquisition	864	864	—	864	—
Transfer agent	10,187	193	—	193	—
Write-off of oil & gas property (note 5)	97,635	—	—	—	—

Operating loss	546,308	29,338	4,639	43,562	19,775

Other income and expenses
Gain on debt settlement	(31,787)	—	—	—	—
Foreign exchange (gain)/loss	(1,245)	2,852	—	1,969	—

Net loss and comprehensive loss for the period	$(513,277)	$(32,190)	$(4,639)	$(45,531)	$(19,775)

Basic and diluted loss per share	—	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding
- basic and diluted	—	20,686,870	680,202	11,843,739	680,202

The accompanying notes are an integral part of these financial statements

American Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative from
	September 15, 2004	Six months ended
	(inception) to	February 28
	February 28, 2014	2014	2013

Cash flows from (used in) operating activities
Net Income (Loss)	$(513,277)	$(45,531)	$(19,775)
Adjustments for items not involving cash:
- amortization	2,153	—	—
- imputed interest	1,458	—	—
- foreign exchange loss	5,040	—	—
- write off of oil & gas property	97,635	—	—
- bad debt	94,960	—	—
Changes in operating assets and liabilities
- increase (decrease) in due to a related party	40,000	9,202	—
- increase (decrease) in accounts payable and accrued liabilities	11,000	(36,350)	19,775

Net cash used in operating activities	(261,031)	(72,679)	—

Cash flows from (used in) investing activities
Acquisition of oil and gas interest	(197,635)	—	—
Purchase gas well option	(2,153)	—	—

Net cash used in investing activities	(199,788)	—	—

Cash flows from (used in) financing activities
Proceeds from shareholder loans	—	(100,000)	—
Proceeds from issuance of common stock	461,895	101,000	—

Net cash provided by financing activities	461,895	1,000	—

Increase (decrease) in cash	1,076	(71,679)	—

Cash and cash equivalents, beginning of period	—	72,755	—

Cash and cash equivalents, end of period	$1,076	$1,076	$—

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge our liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2013, we have limited financial resources and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at February 28, 2014 cash equivalents consisted of bank accounts held at financial institutions.

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

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended February 28, 2014 and 2013.

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

During the six month period ended February 28, 2014, the Company issued a total of 20,200,000 shares of its common stock, of which 200,000 shares were issued to a non-affiliated person for $1,000 cash consideration and 20,000,000 common shares were issued to an affiliate for $100,000 cash consideration.

As of February 28, 2014 and August 31, 2013, the Company had a total of 20,880,203 and 680,203 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been authorized or issued.

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

NOTE 5: MINERAL PROPERTIES

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

NOTE 6: SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2014. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying financial statements.

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

On December 11, 2013, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-192759), wherein we propose to offer 20,000,000 shares of our common stock to the public at the price of $0.005 per share. The Registration Statement was declared effective on February 20, 2014. As at February 28, 2014, we have sold 200,000 shares of common stock under the registered offering for gross proceeds of $1,000. If we are unable to sell all of the shares offered by the Company through our offering, we will be required to pursue sources of additional capital to fund the acquisition of mineral properties and the preparation of a technical report concerning our mineral claims, including joint venture projects and debt or equity financings. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

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

Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013

We posted an operating loss of $29,338 for the three month period ended February 28, 2014, resulting from professional fees of $28,070 associated with the preparation of our Registration Statement on Form S-1 and other securities filings, mineral property acquisition costs of $864 and miscellaneous expenses of $404. This was an increase from our operating loss of $4,639 for the same period in the previous fiscal year.

During the three month period ended February 28, 2014, we realized a currency exchange loss of $2,852, compared to Nil for the same period last year.

Six Months Ended February 28, 2014 Compared to the Six Months Ended February 28, 2013

We posted an operating loss of $43,562 for the six month period ended February 28, 2014, resulting from professional fees of $41,512 associated with the preparation of our Registration Statement on Form S-1 and other securities filings, office expenses of $885, mineral property acquisition costs of $864 and miscellaneous expenses of $301. This was an increase from our operating loss of $19,775 for the same period in the previous fiscal year.

During the six month period ended February 28, 2014, we realized a currency exchange loss of $1,969, compared to Nil for the same period last year.

Liquidity and Capital Resources

As of February 28, 2014, our assets decreased to $1,076 from $72,755 as of August 31, 2013. The decrease was due to the repayment of trade debt and shareholder loans.

As of February 28, 2014, our total liabilities decreased to $51,000 from $178,148 as of August 31, 2013. This decrease primarily resulted from the issuance of common stock in satisfaction of $100,000 advanced by our controlling shareholder during the 2013 fiscal year and the repayment of disbursements incurred on our behalf by our controlling shareholder.

We do not presently have sufficient working capital to sustain our current level of operations for the next 12 months.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by American Mining’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended February 28, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMERICAN MINING CORPORATION

Date: March 17, 2014	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer