Form 10-Q
period 2014-05-31
Cannabics Pharmaceuticals Inc.
filed 2014-07-14
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31st, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-192759

___________________________________________________

CANNABICS PHARMACEUTICALS INC.

(f/k/a American Mining Corporation)

 (Exact name of registrant as specified in its charter)

___________________________________________________

Nevada	46-5644005
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#3 Bethesda Metro Center, Suite 700 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

(877) 424-2429

(Registrant’s telephone number, including area code)

_____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

As of July 9th, 2014, the registrant had 81,760,406 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2014

INDEX

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Balance Sheets as of May 31, 2014 (unaudited) and August 31, 2013	3
	Statements of Operations for the Three and Nine Months Ended May 31, 2014 and 2013 and for the Period September 15, 2004 (Inception) to May 31, 2014 (unaudited)	4
	Statements of Cash Flows for the Nine Months Ended May 31, 2014 and 2013 and for the Period September 15, 2004 (Inception) to May 31, 2014 (unaudited)	5
	Notes to Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION		15

Item 1.	Legal Proceedings	15
Item 1.A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURE		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CANNABICS PHARMACEUTICALS INC.

(An Exploration Stage Company)

Balance Sheets

	May 31,	August 31,
	2014	2013
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$–	$72,755
Total current assets	–	72,755

Total assets	$–	$72,755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$3,798	$47,350
Due to a related party	–	130,798
Total current liabilities	3,798	178,148

Other liabilities	–	–

Total liabilities	3,798	178,148

Commitments and contingencies	–	–

Stockholders' deficit:
Common stock, $.0001 par value, 900,000,000 shares authorized, 81,760,406 and 1,360,406 shares issued and outstanding at May 31, 2014 and August 31, 2013, respectively	8,176	136
Paid-in capital (deficiency)	557,157	362,217
Deficit accumulated during the exploration stage	(569,131)	(467,746)
Total stockholders' deficit	(3,798)	(105,393)

Total liabilities and stockholders' deficit	$–	$72,755

See accompanying notes to financial statements.

CANNABICS PHARMACEUTICALS INC.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

					For the Period September 15, 2004
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013	2014

Expenses:
Amortization	$–	$–	$–	$–	$2,153
Bad debt expense	–	–	–	–	102,228
Business development	–	–	–	–	105,227
General and administrative expenses	–	–	885	100	12,160
Interest expenses and bank charges	16	62	124	87	2,151
Leases	–	–	–	–	3,547
Mineral property impairment (Note 5)	30,000	–	30,000	–	30,000
Professional fees	24,600	4,650	66,112	24,300	234,772
Resource property acquisition	–	–	864	–	864
Transfer agent	198	–	391	–	10,385
Write-off of oil & gas property	–	–	–	–	97,635

General and administrative expenses	54,814	4,712	98,376	24,487	601,122

Loss from operations	(54,814)	(4,712)	(98,376)	(24,487)	(601,122)

Other income (expense):
Gain on debt settlement	–	–	–	–	31,787
Foreign exchange gain/(loss)	(1,040)	(1)	(3,009)	(1)	204
Total other income (expense)	(1,040)	(1)	(3,009)	(1)	31,991

Loss before income taxes	(55,854)	(4,713)	(101,385)	(24,488)	(569,131)

Provision for income taxes	–	–	–	–	–

Net loss and comprehensive loss	$(55,854)	$(4,713)	$(101,385)	$(24,488)	$(569,131)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	68,716,928	1,360,406	38,863,703	1,360,406

See accompanying notes to financial statements.

CANNABICS PHARMACEUTICALS INC.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended		For the Period September 15, 2004 (Inception) to
	May 31,	May 31,	May 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(101,385)	$(24,488)	$(569,131)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization	–	–	2,153
Imputed interest	–	–	1,458
Foreign exchange loss	–	1	5,040
Write-off of oil & gas property	–	–	97,635
Mineral property impairment	30,000	–	30,000
Bad debt	–	–	94,960
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(43,552)	17,787	3,798
Due to related party	(30,798)	6,714	–
Net cash provided by (used in) operating activities	(145,735)	14	(334,087)

Cash flows from investing activities:
Acquisition of mineral property	(30,000)	–	(30,000)
Acquisition of oil & gas property	–	–	(197,635)
Purchase gas well option	–	–	(2,153)
Net cash used in investing activities	(30,000)	–	(229,788)

Cash flows from financing activities:
Proceeds from loans from shareholder	–	–	100,000
Proceeds from sale of common stock	102,980	–	463,875
Net cash provided by financing activities	102,980	–	563,875

Net increase (decrease) in cash	(72,755)	14	–

Cash and cash equivalents at beginning of period	72,755	–	–

Cash and cash equivalents at end of period	$–	$14	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:

40,000,000 shares of common stock issued in conversion of loan from shareholder
Due to a related party	$(100,000)	$–	$(100,000)
Common stock	$4,000	$–	$4,000
Additional paid in capital	$96,000	$–	$96,000

See accompanying notes to financial statements.

CANNABICS PHARMACEUTICALS INC.

(An Exploration Stage Company)

Notes to Financial Statements
May 31, 2014

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Cannabics Pharmaceuticals Inc. (the "Company"), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp. The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably.

In May 2011, the Company changed its name to American Mining Corporation, suspending its oil and gas operations and changing its business to toll milling and refining, mineral exploration and mine development.

On April 25, 2014, the Company experienced a change in control. Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cannabics and Thomas Mills (“Mills”).  On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased from Mills 20,500,000 shares of the Company’s outstanding restricted common stock for $198,000, representing 51%.

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. The Company’s principle offices are in Bethesda, Maryland. As of May 21, 2014, the Company has changed its course of business to laboratory research and development.

Stock Split

On June 3, 2014, the Company's Board of Directors declared a two-to-one forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on June 25, 2014. The effect of the stock split increased the number of shares of common stock outstanding from 40,880,203 to 81,760,406. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 3, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2013 annual financial statements included in our Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 9, 2013.

Exploration Stage Company

Since inception, the Company became an “exploration stage company” as defined in the SEC Industry Guide 7, and is subject to compliance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities” (See Note 2 -- Summary of Significant Accounting Policies). To date, the Company's planned principal operations have not fully commenced.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $101,385 for the nine months ended May 31, 2014 and has incurred cumulative losses since inception of $569,131. The Company has a stockholders’ deficit of $3,798 at May 31, 2014.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

CANNABICS PHARMACEUTICALS INC.

(An Exploration Stage Company)

Notes to Financial Statements
May 31, 2014

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern (Continued)

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, impairment valuation of intangible assets, valuation of share-based payments and the valuation allowance on deferred tax assets.

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of May 31, 2014 and 2013, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

Fair Value of Financial Instruments

ASC 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2014, the Company had no cash or cash equivalents. At August 31, 2013, cash equivalents consisted of bank accounts held at financial institutions.

Income Taxes

The Company accounts for income taxes under ASC Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

CANNABICS PHARMACEUTICALS INC.

(An Exploration Stage Company)

Notes to Financial Statements
May 31, 2014

(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended May 31st, 2014 and 2013.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Impact of New Accounting Standards

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014.

Note 3 – Preferred and Common Stock

Preferred Stock

The Company was authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. On December 4, 2013, the Company filed a Certificate of Withdrawal with the State of Nevada withdrawing its previously designated Series A preferred stock. No shares of preferred stock had been issued as of the date of withdrawal or to date.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On June 3, 2014, the Company's Board of Directors declared a two-to-one forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on June 25, 2014. The effect of the stock split increased the number of shares of common stock outstanding from 40,880,203 to 81,760,406. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 3, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

During the nine month period ended May 31, 2014, the Company issued a total of 80,400,000 shares of its common stock, of which 40,400,000 shares were issued to non-affiliated persons pursuant to stock subscriptions for $102,980 cash consideration and 40,000,000 common shares were issued to an affiliate in conversion of a loan from the affiliate of $100,000.

CANNABICS PHARMACEUTICALS INC.

(An Exploration Stage Company)

Notes to Financial Statements
May 31, 2014

(unaudited)

Note 4 – Related Party Transactions

On June 24, 2013, the Company accepted a subscription for 40,000,000 shares of its common stock at a purchase price of $0.0025 per share for total cash consideration of $100,000 from Ophion Management Ltd., a Canadian corporation controlled by Thomas Mills, who was at the time the controlling shareholder of the Company. On June 28, 2013, the subscription was rescinded by mutual consent and a promissory note for the principal amount of $100,000 (the “Promissory Note”) was issued by the Company to Ophion Management Ltd. The Promissory Note was due on demand and accrued simple interest at the rate of 20% per year from June 20, 2013. The Promissory Note was assigned to Mr. Mills on October 7, 2013.

On October 24, 2013, the Company entered into a debt restructuring agreement with Mr. Mills, whereby he agreed to surrender the Promissory Note for cancellation. In exchange for the Promissory Note, the Company agreed to issue a convertible promissory note with a fixed maturity date of December 31, 2013 (the “Convertible Note”). The Convertible Note, accrues simple interest at the rate of 20% per annum from June 20, 2013, and is convertible at any time by the holder of the Convertible Note into shares of the Company’s common stock at the rate of one share for each $0.0025 of indebtedness secured by the Convertible Note. On October 28, 2013, the Promissory Note was cancelled and the Convertible Note was issued.

On November 20, 2013, the Convertible Note was rescinded by agreement and a subscription by Mr. Mills for 40,000,000 shares of the Company’s common stock at $0.0025 per share was accepted by the Company.

As of August 31, 2013, Mr. Mills had advanced $30,798 to the Company. During the nine months ended May 31, 2014, Mr. Mills advanced an additional $9,202 and was repaid $40,000, resulting in a balance of $nil at May 31, 2014.

On December 2, 2013, the Company acquired a two mineral exploration licenses from our controlling shareholder, who staked them on our behalf at a cost of $960 CAD ($864 USD).

Note 5 – Mineral Properties

On December 2, 2013, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses made up of 16 claims located along southeastern Labrador (the “Eagle Ridge Property”). Our claims are located approximately 49 kilometers southwest of the community of Cartwright in Labrador, Canada and have a total area of 400 hectares (988 acres). The mineral licenses underlying the Eagle River Property are registered with the Government of Newfoundland and Labrador and are presently in good standing. The claims were staked on our behalf by our controlling shareholder and then transferred to us. The cost of staking the claims was $960 CAD ($864 USD).

On April 4, 2014, the Company acquired a 100% interest in 21 contiguous mineral claims consisting of 1,281 acres located approximately 100 km northeast of Deer Lake, Newfoundland (the “Jackson Arm Property”). The mineral licenses underlying the Jackson Arm Property are registered with the Government of Newfoundland and Labrador and are presently in good standing. The property was acquired from Terracan Resources Ltd. for $32,750 ($30,000 USD). As there are no proven or probable reserves established for these claims, the entire $30,000 purchase price was impaired and charged to operations during the nine months ended May 31, 2014.

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

As of May 21, 2014, the Company has changed its course of business to laboratory research and development. As such, the Company is not actively pursuing mining activities of the properties and is entertaining their possible sale.

CANNABICS PHARMACEUTICALS INC.

(An Exploration Stage Company)

Notes to Financial Statements
May 31, 2014

(unaudited)

Note 6 – Subsequent Events

On June 19th, 2014, FINRA granted final approval of Change of Name & Ticker Symbol of the Corporation from American Mining Corporation to Cannabics Pharmaceuticals Inc., with the new Ticker Symbol of “CNBX”. Said approval was predicated upon Cannabics Pharmaceuticals Inc.’s filing of Articles of Merger with American Mining Corporation with the Nevada Secretary of State on May 21st, 2014.

On June 3, 2014, the Company's Board of Directors declared a two-to-one forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on June 25, 2014. The effect of the stock split increased the number of shares of common stock outstanding from 40,880,203 to 81,760,406. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 3, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Cannabics Pharmaceuticals Inc. (the "Company", “CNBX”, “we”, “us” or “our”) was incorporated in Nevada on September 15, 2004, under the name of Thrust Energy Corp. The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably.

In May 2011, the Company changed its name to American Mining Corporation, suspending its oil and gas operations and changing its business to toll milling and refining, mineral exploration and mine development.

On April 25, 2014, the Company experienced a change in control.  Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cannabics and Thomas Mills (“Mills”).  On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased from Mills 20,500,000 shares of the Company’s outstanding restricted common stock for $198,000, representing 51%. The purchase price for the Mills Shares was held in escrow subject to a condition subsequent as to certain representations and warranties by Mr. Mills which were not satisfied by Mr. Mills until June 20, 2014, at which time Escrow was released.

Cannabics is a US based company founded in 2012 by a group of researchers from the fields of molecular biology, cancer research and pharmacology. R&D is conducted to date in Israel and has resulted in an IP portfolio that includes proprietary formulation methods of cannabinoid extracts that enable a sustained release PK profile of the active ingredients upon oral administration. Their first product is “Cannabics SR” - a standardized, high bioavailability, sustained release medical cannabis capsule that is based on cannabinoid extracts from selected strains of medical cannabis.  The Cannabics SR proprietary formulation was shown to provide a steady state level of beneficial therapeutic effects within the therapeutic window for 10-12 hours. In Israel, numerous patients (most of them oncology patients) have already been medically prescribed with Cannabics SR capsules; with both patients and doctors reporting high levels of satisfaction from the uniformity and long lasting therapeutic effects of this unique medical product.

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. The Company’s principle offices are in Bethesda, Maryland. As of May 21, 2014, the Company has changed its course of business to laboratory research and development.

Plan of Operation

Our business is in the early stages of development. We have generated no revenues since the date of inception, and continue to suffer losses and net cash outflows from operations. We expect to continue to incur losses as we implement our business plan, finalize production of our laboratories, and financially plateau.

To date, our activities have been financed from the proceeds and loans from management, shareholders and non-affiliated third parties. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then our investors may lose all of their investment.

On December 11, 2013, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-192759), wherein we offered 20,000,000 shares of our common stock to the public at the price of $0.005 per share. The Registration Statement was declared effective on February 20, 2014. As of May 31, 2014, we sold all 20,000,000 shares of common stock under the registered offering for gross proceeds of $101,980.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. Except for our public offering, we do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Results of Operations

Revenues

We have not earned any revenue since inception on September 15, 2004. We do not anticipate earning revenue until such time as we have entered into commercial licensing of our IP or products. We are presently in the early stages of our laboratory work and we can provide no assurance that we will become financially viable.

For the Three Months Ended May 31, 2014 and 2013

Operating Expenses

We incurred an operating loss of $54,814 for the three month period ended May 31, 2014, resulting from professional fees of $24,600 associated with the preparation of our Registration Statement on Form S-1 and other securities filings, mineral property impairment of $30,000, transfer agent expenses of $198 and miscellaneous expenses of $16. This was an increase of $50,102 from our operating loss for the same period in the previous fiscal year.

During the three month period ended May 31st, 2014, we realized a currency exchange loss of $1,040, compared to $1 for the same period last year.

For the Nine Months Ended May 31, 2014 and 2013 and For the Period September 15, 2004 (Inception) to May 31, 2014

Operating Expenses

We incurred an operating loss of $98,376 for the nine month period ended May 31, 2014, resulting from professional fees of $66,112 associated with the preparation of our Registration Statement on Form S-1 and other securities filings, office expenses of $885, mineral property acquisition costs of $864, mineral property impairment of $30,000, transfer agent expenses of $391 and miscellaneous expenses of $124. This was an increase of $73,889 from our operating loss for the same period in the previous fiscal year.

During the nine month period ended May 31st, 2014, we realized a currency exchange loss of $3,009, compared to $1 for the same period last year.

For the period from September 15, 2004 (date of inception) to May 31, 2014, We incurred a net loss of $569,131, resulting from professional fees of $234,772, office expenses of $12,160, mineral property acquisition costs of $864, mineral property impairment of $30,000, bad debt expense of $102,228, business development expenses of $105,227, amortization expense of $2,153, write-off of oil & gas property of $97,635, lease expense of $3,547, transfer agent expenses of $10,385, miscellaneous expenses of $2,151, net of gains on debt settlement of $31,787 and foreign exchange gains of $204.

Liquidity and Capital Resources

Overview

As of May 31, 2014, the Company had no cash and a deficit in working capital of $3,798. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $50,000 for business planning and development, and $50,000 for general overhead expenses such as legal and accounting fees, and general expenses.

Liquidity and Capital Resources during the Nine Months Ended May 31, 2014 compared to the Nine Months ended May 31, 2013

We used cash for operating activities of $145,735 for the nine months ended May 31, 2014 compared to cash generated of $14 for the nine months ended May 31, 2013. The elements of cash flow used in operations for the nine months ended May 31, 2014 included a net loss of $101,385 increased by decreases in accounts payable of $43,552 and amounts due to a related party of $30,798, offset by the impairment of mineral property of $30,000. The elements of cash flow provided by operations for the nine months ended May 31, 2013 included a net loss of $24,488, offset by increases in accounts payable of $17,787 and amounts due to related party of $6,714 and foreign exchange losses of $1.

We used $30,000 consisting of the acquisition of mineral claims during the nine months ended May 31, 2014, compared to no cash used for investing activities for the nine months ended May 31, 2013.

Cash generated in our financing activities was $102,980 consisting of the sale of common stock for the nine months ended May 31, 2014, compared to no cash generated during the comparable period in 2013.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2013 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2013, included in our Annual Report on Form 10-K/A as filed on December 9, 2013, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

In conjunction with the change in control of the Company, Dr. Zohar Koren became the Company’s Chief Executive Officer and Chief Financial Officer. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On June 3, 2014, the Company's Board of Directors declared a two-to-one forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on June 25, 2014. The effect of the stock split increased the number of shares of common stock outstanding from 40,880,203 to 81,760,406. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 3, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

None.

Item 6.  Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2014	By:	/s/ Zohar Koren
Zohar Koren
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

