Form 10-Q/A
period 2014-05-31
Cannabics Pharmaceuticals Inc.
filed 2014-07-15
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Amendment No. 1.)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for Cannabics Pharmaceuticals Inc. amends the Quarterly Report on Form 10-Q for the three-month period ended May 31st, 2014 filed with the SEC on July 14th, 2014 (the “Form 10-Q”). This Amendment No. 1 is being filed solely to correct several draftsman’s errors, clarify pre-split and post-split totals and add an additional item to subsequent events. Aside from these revisions no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

On April 25, 2014, the Company experienced a change in control. Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cannabics and Thomas Mills (“Mills”).  On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased from Mills 20,500,000 shares (pre-split, 41,000,000 shares post-split) of the Company’s outstanding restricted common stock for $198,000, representing 51%.

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. The Company’s principle offices are in Bethesda, Maryland. As of May 31st, the Company is considering various scenarios of acquiring or merging proven technologies involving molecular biology, cancer research and/or pharmacology into the Company. At such time, the Company will change it reporting and presentation methodology accordingly.

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

On December 2, 2013, the Company acquired two mineral exploration licenses from our controlling shareholder, who staked them on our behalf at a cost of $960 CAD ($864 USD).

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

As of May 31st, the Company is considering various scenarios of acquiring or merging proven technologies involving molecular biology, cancer research and/or pharmacology into the Company. At such time, the Company will change it reporting and presentation methodology accordingly.

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

On June 23rd, 2014, Cannabics Inc. acquired an additional 14,525,000 (pre-split, 29,050,000 post-split) shares of the Company’s stock in a private transaction, as noted in the Form 4 filed on July 11th, 2014.

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

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. The Company’s principle offices are in Bethesda, Maryland. As of May 31st, the Company is considering various scenarios of acquiring or merging proven technologies involving molecular biology, cancer research and/or pharmacology into the Company. At such time, the Company will change it reporting and presentation methodology accordingly.

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

Date: July 15, 2014	By:	/s/ Zohar Koren
Zohar Koren
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

