Form 10-K
period 2014-08-31
Cannabics Pharmaceuticals Inc.
filed 2014-12-15
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-192759

___________________________________________________

CANNABICS PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

___________________________________________________

Nevada	20-3373669
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#3 Bethesda Metro Center, Suite 700 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 877 424-2429

___________________________________________________

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

___________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

On February 28, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $22,812, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.03. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of December 11, 2014, the registrant had 100,633,333 shares of its Common Stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, and “CNBX” means Cannabics Pharmaceuticals Inc., unless otherwise indicated.

PART I

Item 1. Description of Business

We were previously an exploration stage mining company which has transitioned now into a bio-tech company. We currently have an IP Licensing Agreement in Spain and an MOU for a second in Colorado, USA, but do not anticipate earning revenue prior to the end of this (fourth calendar) quarter. We can provide no assurance that we will be able to successfully license our products or that said licensing agreements will be commercially viable.

Our Address corporate address is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814; Telephone (877) 424-2429.

The company was previously engaged in the oil and gas exploration business. On April 29th, 2014, the company began a new direction and the majority of the Shareholders of the company elected the current Board of Directors and renamed the Company Cannabics Pharmaceuticals Inc. The Directors form a US based company founded in 2012 by a group of renowned researchers from the fields of molecular biology, cancer research and pharmacology. R&D is conducted in Government certified labs in Israel with the focus of development of novel and sophisticated cannabinoid based therapies, medications and administration routes for various diseases.

History

Cannabics Pharmaceuticals Inc. was incorporated on September 15, 2004, under the laws of the State of Nevada, as Thrust Energy Corp., for the purpose of acquiring undivided working interests in small oil and gas exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada.

On September 30, 2010, we increased our authorized capital to 900 million shares of common stock (par value $0.0001) and 100 million shares of preferred stock (par value $0.0001), and effected a 20-for-1 reverse split of our issued and outstanding common stock. As a result of the reverse split, our issued and outstanding common stock was reduced from 13,604,000 shares to 680,202 shares.

Due to our inability to earn any meaningful revenue from oil and gas exploration, our management determined in April 2011 that we should change our business plan to include toll milling and refining.

On May 5th, 2011, we effected a change of name to American Mining Corp. by completing a short form merger with a wholly-owned subsidiary.

On April 25th, 2014, Cannabics Inc., a Delaware Corporation, purchased 20,500,000 shares of restricted stock of the Company, thus acquiring control of the company.

On April 29th, 2014, Mr. Andrew Grundman resigned his official position as Director of the Corporation. On April 29th, 2014, the shareholders of the Corporation voted Dr. Zohar Koren, Dr. Eyal Ballan and Itamar Borochov as the new Directors of the Company.

On June 3rd, 2014, the Company's Board of Directors declared a two-to-one forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on June 19th, 2014. The effect of the stock split increased the number of shares of common stock outstanding from 40,880,203 to 81,760,406. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 3rd, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

On June 19th, 2014, FINRA granted final approval of Change of Name & Ticker Symbol of the Corporation from American Mining Corporation to CANNABICS PHARMACEUTICALS INC., with the new Ticker Symbol of “CNBX”. Said approval was predicated upon Cannabics Pharmaceuticals Inc.’s filing of Articles of Merger with American Mining Corporation with the Nevada Secretary of State on May 21st, 2014. Under the laws of the State of Nevada, Cannabics Pharmaceuticals Inc. was merged with and into the Registrant, with the Registrant being the surviving entity. The Merger was completed under Section 92A.180 of the Nevada Revised Statutes, Chapter 92A, as amended, and as such, does not require the approval of the stockholders of either the Registrant or Cannabics Pharmaceuticals Inc.

On July 24th, 2014, Cannabics Pharmaceuticals Inc. executed a Collaboration & Exclusivity Agreement with Cannabics, Inc., a Delaware Corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company issued 18,239,594  Shares to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consists of the human Brain Trust in its team of experts, the cumulative result of their years of scientific knowledge in the fields of Molecular Biology, Cancer and Pharmacology research. Cannabics Inc., executed an Exclusivity clause whereby from that day forward they carry on their research and development as part of, and to the exclusive benefit of the Company. Additionally Cannabics Inc. tendered $150,000.00 to the Company specifically earmarked as working funds towards prospective short-term projects of the Company.

On July 31st, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This technology is the basis for the company’s “CANNABICS SR” line of products, which consists of standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection.

On August 25th, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to advanced research and development.

Our Business

We are now engaged in pharmaceutical research & development.

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

As the primary business of the Company is now the research, development and marketing of biotechnology therapies, the Company has discontinued its mining operations and has entered into discussions with a Canadian mining company for possible sale of these mineral licenses, though no definitive agreement has yet to be concluded as of the date of this filing.

Management Experience

Cannabics Pharmaceuticals Inc.’s management team is highly experienced in various aspects of biotech and pharmaceutical management and product development and marketing, as well as corporate practice in public companies. The scientific team has a long cumulative track record in cancer and CNS research, pharmaceutical development, clinical studies and a deep hands-on understanding of the medical cannabis industry.

Dr. Zohar Koren, 41, is a co-founder of Cannabics Inc., founded in 2012, and is its CEO. Prior to that, Dr. Koren served as Director of Business Development in Aposense, a publicly traded pharmaceutical development company. Prior to that he was Business Development Manager at Harel-Hertz, where he led the Life Sciences Department of Business Development in Japan. Dr. Koren has also provided strategic consulting services for several leading Israeli venture capital firms specific to the pharmaceutical and medical device arena. Dr. Koren holds a Ph.D. in Computational Biology and a M.Sc. in evolutionary and environmental sciences - both Magna Cum Laude - from the University of Haifa, and a B.Sc. in Mathematics, Physics and Biology from the Hebrew University in Jerusalem and is a member of the American Academy of Neurology.

Dr. Eyal Ballan, 41, is a co-founder of Cannabics Inc. and is its CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer).  He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors and is a member of the American Academy of Neurology.

Itamar Borochov, 56, is a co-founder of Cannabics Inc. and is its Chief Marketing Officer. Mr. Borochov is an environmentalist with experience as an entrepreneur in the fields of organic agriculture and medical botanicals and brings vast expertise in the areas of market intelligence and organizational branding.

All the Directors are committed full time to the Company.

Advisory Board –

Isaac Abravanel - Senior Advisor in the field of Operational and Strategic Planning. Mr. Isaac Abravanel joined Teva Pharmaceutical Industries Ltd as its Corporate Vice President of Human Resources in 2007. During 2009, Mr. Abravanel was appointed as Teva’s Chief Integration Officer, and as such led the post-merger integration processes of Teva’s large acquisitions in recent years. In 2013 Mr. Abravanel was appointed as Group Executive Vice President of Teva Corporate in Israel and Global Community Alliances of Teva Pharmaceutical Industries Ltd. During that time he also served as Co-Chairman of the steering committee of PGT (Procter & Gamble - Teva joint venture in the field of OTC pharmaceuticals) on behalf of Teva. Mr. Abravanel holds a B.A and an M.A. in Political Science from Haifa University and is a Graduate of the National Security College.

Dr. Sigalit Ariely-Portnoy - Senior Advisor in the field of Regulation, Validation and Quality. Dr. Sigalit Ariely-Portnoy has over 17 years’ experience in the pharmaceutical industry. During this time, she has managed pharmaceutical and chemical plants at Taro pharmaceutical industries Ltd as Operation Group Vice president and in Teva Pharmaceutical industries Ltd as Kfar-Saba OSD plant manager. Dr. Ariely-Portnoy managed Teva's largest plant worldwide (9 billion tablets per annum and more than $2B revenues). During her career, she led more than 50 inspections by the US FDA, EMEA, Israeli MOH, and others. Dr. Ariely-Portnoy spearheaded the construction of a 200,000 sq ft pharmaceutical plant, several chemical plants and bio-warehouses, as well as many significant plant expansions for manufacturers of semisolids, liquids and oral solid dosage forms. Between the years 2003-2006, Dr. Ariely-Portnoy was the president of the Israel chapter of the PDA (Parenteral Drug Association). For the last 5 years, Dr. Ariely-Portnoy manages Gsap, a company which consults pharmaceutical, medical device and biotechnology companies in several major fields, including innovative product development, regulation, establishing quality systems and validation services. Dr. Ariely-Portnoy received her B.Sc., M.Sc., and D.Sc. from the Technion Institute of Technology in Haifa, Israel, in the fields of Chemical Engineering and Biomedical Engineering.

Shirly Weiser, Esq. – Senior Advisor in the field of IP Management and Corporate Patent Strategy. In September 2014, the company recruited Shirly Weiser, Esq., a professional patent attorney and IP manager to its team of experts. Shirly has a decade of experience in production and management of IP assets for large pharmaceutical companies including Dexcel Pharma and Enyzmotic Ltd. Shirly has joined the company’s Advisory Board with the goal of substantially accelerating the company’s patent portfolio. Together with Shirly, the company plans to dramatically enhance the strength of its patent portfolio in the coming year, in order to gain priority regarding its numerous discoveries and cutting edge technologies that are currently under development in the company’s laboratories. Ms. Weiser is a licensed attorney as well as a Technion graduate in Food Engineering & Biotechnology, with expertise in patents & trademarks.

Company Overview –

CANNABICS PHARMACEUTICALS, INC. is based in Bethesda, Maryland and is dedicated to the development of advanced and sophisticated cannabinoid-based treatments and therapies. The Company’s main focus is development and marketing of various new and innovative therapies and biotechnological tools aimed at providing relief from diverse ailments that respond to active ingredients sourced from the cannabis plant. These advanced tools include innovative delivery systems for cannabinoids, personalized medicine therapies and procedures based on cannabis originated compounds and bioinformatics tools.

The Company was founded by a group of Israeli researchers from the fields of cancer research, pharmacology and molecular biology. Its current flagship product is CANNABICS SR, a long acting medical cannabis capsule that was shown in observational studies to provide 10-12 hours of beneficial therapeutic effects and indicated initially as a palliative care therapy for cancer patients. This proprietary delivery method enables a convenient once per day dosing regimen of medical cannabis to patients.

The Company has a dedicated team of scientists that are working constantly on creating new technologies of medical cannabis care for patients in diverse indications. The company’s Research and Development laboratory is located in Israel which has allowed for the use of medical cannabis since the 1990s, and has a favorable regulatory attitude towards the conducting of Cannabis based clinical studies in Israeli hospitals – in contrast to the legal situation in the United States where clinical research on medical cannabis products is still illegal. This structure is an extraordinary corporate advantage, and markedly separates the company from similarly minded companies.

The number of people licensed to receive medical cannabis treatment in Israel numbers around 15,000 - in comparison to over 1,000,000 in the whole of the United States. Therefore, while the Israeli market potential is regarded as limited, the ability to perform clinical studies and use the Israeli market as an “advanced medical Cannabis R&D lab” is proving to be highly advantageous.

Most importantly, while the U.S. FDA has yet to approve even basic private research relating to cannabis, the regulatory environment is quite different in Israel. Within the Israeli Ministry of Health, there is a stand-alone agency, the Israeli Medical Cannabis Agency, (IMCA), which on October 26th, 2014, granted Cannabics Pharmaceuticals an exclusive government license to launch their advanced scientific R&D program at their new state of the art laboratory for controlled Cannabinoid Research in Caesarea, Israel.

Through the large body of research that is conducted by its scientists and affiliated partners, the Company has been able to gain in-depth knowledge of the various therapeutic effects of diverse cannabis strains and identify patterns of cannabinoid ratios that are useful in treating various indications. The Company is currently preparing to launch several collaborative programs with several leading academic research and medical centers in Israel and Europe in order to further establish the beneficial therapeutic effects of its proprietary products, and to refine its development of novel treatments for debilitating ailments. These programs are tentatively scheduled to begin in the first quarter of 2015, though are dependent upon adequate funding.

CANNABICS SR technology

While the medicinal effects of certain cannabinoids are well known to physicians, it is common knowledge that smoking is hazardous to health, due to the formation of inhaled carcinogenic compounds in the combustion process and deposit of tar and other damaging residues in the lung tissue. Many physicians are perfectly aware of the beneficial therapeutic properties of medical cannabis, however they refrain from recommending or prescribing it to patients knowing that smoking the raw flowers is still the most common and available administration route. Suggesting smoking for a child with Dravet Syndrome or a grandmother going through cancer treatment makes little sense. Hence the availability of an oral, standardized, reliable and clinically tested administration route of medical cannabis – no different from the administration route of most medications consumed by patients today - would dramatically improve the availability of medical cannabis therapy to patients in need.

Standardization and reproducibility

Most practicing physicians are aware of the increasing market availability of cannabis edible products such as cannabis cookies, chocolates and chewing gums. However, these products have so far totally failed in gaining credibility in the eyes of the medical community due to a severe lack in standardization and reproducibility. Laboratory tests of cannabinoid concentrations in currently available edible products have demonstrated severe variability in the potency of those products, due to non-uniformity of manufacturing procedures in the kitchens that produce them. In addition, the bioavailability levels (the amount of active ingredients that ultimately reach the blood stream after ingestion) of these products is also highly variable due to the lack of a standardized and efficient formulation. As a result, it is very common to either over-dose or under-dose when using such cannabis edibles as a therapeutic means, a fact which rightly prevents most physicians from recommending these medically un-tested products. Therefore, a substantial unmet need of the medical cannabis market is a standardized and reproducible product, which is based on a sophisticated and advanced formulation that provides a high and predictable bioavailability level of the cannabis active ingredients to patients.

Long lasting and stable effect profile

An additional substantial drawback of most currently available administration routes of medical cannabis is the short lasting effect profile that they offer, with a typical 3-4 hour effect for smoking, vaporizing and sublingual administration, and a typical 6-7 hour effect for unformulated edible products. As a result, the patient has to re-dose several times throughout the day, and suffers from inconsistent and rapidly variable levels of therapeutic effects. Many patients and physicians report that this is one of the main limitations to the efficacy of currently available medical cannabis therapies, and a major cause for a sub-optimal treatment. Therefore, a substantial unmet need in the medical cannabis field is a long acting product that will provide a steady state level of therapeutic effects for at least 10-12 hours, and can thus allow a whole day of beneficial response within the therapeutic window upon a once-per-day dosing regimen.

Cannabics Pharmaceuticals Inc. has developed its proprietary “CANNABICS SR” long acting formulation in order to address these specific unmet needs of the medical cannabis market described above. This sophisticated and advanced formulation is the core technology embedded in the CANNABICS SR line of products. CANNABICS SR capsules are standardized and long acting medical cannabis dosage forms, designed for specific and various indications. The proprietary formulation used in these products ensures the patient experiences a constant, steady state level of beneficial effects within the therapeutic window for a 10 – 12 hour span. The unique long acting formulation allows for once-per-day dosing regimen that provides the desired therapeutic effects of medical cannabis throughout the day. Thus, CANNABICS SR capsules provide a safe, effective and reproducible administration method and fulfils the unmet needs of both patients and physicians.

The Cannabics SR line of products perfectly solves one of the major concerns of medical cannabis patients, which is the initial high peak of active cannabinoids concentration in the plasma soon after administration. This high peak is a common feature of immediate release cannabis administration methods, and can cause undesirable side effects such as disorientation and dizziness. The unique pharmacokinetic profile of CANNABICS SR capsules helps to avoid this undesired result. The CANNABICS SR line of products contains pure extracts of active cannabinoids from specifically selected strains of medical cannabis, that were carefully chosen to serve the unique needs of patients suffering from specific indications. The CANNABICS SR line of products was pre-designed to fit the currently existing medical cannabis regulations in the US, Europe and Israel as a “cannabis infused edible product”. The ingredients used in the proprietary CANNABICS SR formulation are all certified food grade ingredients (recognized by the FDA as “G.R.A.S.” – Generally Regarded as Safe) and the formulation is free of any artificial additives or chemical substances. Thus the CANNABICS SR line of products is fully compliant with the current cannabis infused edible product regulatory definition, which is in fact very similar to a regular food supplement regulatory definition.

As a result, CANNABICS SR products are exempt from long and arduous pharmaceutical development processes, and do not require an additional regulatory approval beyond the standard “cannabis infused edible product” manufacturing compliance in order to reach the market immediately. This unique position distinguishes CANNABICS SR line of products from competing products currently available in the market. On the one hand, it is a fully standardized and reproducible product that has compliance for GMP manufacturing standards just as one would expect from any pharmaceutical product; and on the other hand it is pre-designed to allow the launch of an immediate and aggressive market penetration of the product without long, arduous and extremely expensive regulation processes that are typical in the pharmaceutical industry.

In order to establish the goal of true standardization and reproducibility of its products and to indeed rank them as one of the leading medical cannabis products available in the market, Cannabics Pharmaceuticals, Inc. has recently achieved Good Manufacturing Practices (GMP) capabilities for the production and manufacturing of its CANNABICS SR capsules. GMP regulations are designed to ensure that products are produced and controlled according to the highest industry quality standards. Adhering to these practices ranks Cannabics’ products among a very limited number of medical cannabis products available in the U.S. and the global market that are capable of being manufactured according to GMP standards. An additional goal of the company is to be one of the first and few companies in the world to commercialize clinically tested cannabis-based products. In furtherance of this goal, Cannabics Pharmaceuticals Inc. is preparing to launch a series of clinical studies in renowned medical centers in Israel where the Company’s R&D division is strategically located. Achievement of GMP manufacturing capabilities is an important pre-requisite for the initiation of these clinical studies. The efficacy and safety data collected in these formal post-marketing clinical studies, together with the superior pharmacokinetic profile of the Cannabics SR formulation, will be the key advantage of Cannabics products over competing medical cannabis products currently available in the market.

Cannabics Pharmaceuticals Inc. is now preparing to launch its line of CANNABICS SR products in eligible states of the US and EU markets under existing medical cannabis regulatory pathways, while simultaneously preparing to launch a series of formal clinical studies in order to establish the unique medical benefits of its products for patients suffering from various indications.

The company’s business model is based on technology development and IP out-licensing to licensed and certified producers/distributors for marketing and distribution. The Company’s products are licensed in compliance with each country’s and/or US state’s statutory regulations and exclusively to licensed and authorized medical cannabis local licensees that have adequate production and marketing capabilities. Within the US, Cannabics Pharmaceuticals Inc. itself does not manufacture, distribute, dispense or possess any controlled substances, including cannabis and cannabis based preparations. Within Israel, Europe and other territories outside the US, local acting subsidiaries of Cannabics Pharmaceuticals Inc. may employ a different business model through gaining adequate manufacturing and production licenses under the appropriate regulations in each territory and establishing independent manufacturing and marketing operations of its products, all in full compliance with local rules and regulations in each country.

You can see an interview with our CEO Dr. Zohar Koren here – https://www.youtube.com/watch?v=BdVW_b5hsMM

Intellectual Property

On July 31, 2014, the Company filed an exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This technology is the basis for the company’s “CANNABICS SR” line of products, which consists of standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications.. Simultaneously a Patent Application was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection.

Competitive Factors

The Pharmaceutical industry is highly competitive and we will be competing with many other and better financed companies.

We are an early stage pharmaceutical company, with no current positive cash flow. We compete with other early stage bio-tech and pharmaceutical companies for financing from a limited number of investors that are prepared to make investments in early stage development companies. The presence of competing early stage pharmaceutical companies may impact on our ability to raise additional capital in order to fund our research and development if investors are of the view that investments in competitors are more attractive based on their subjective analysis of our company, the general market conditions and the price of the investment offered to investors.

Regulations

Two of our Directors are PhD doctors who have been studying the medicinal and therapeutic properties of diverse compounds from the cannabinoid class for many years. Their field of research includes the scientific determination of efficacy for various cannabis based compounds as therapies for specific indications, along with the best administration routes for active cannabinoids. As is well known, US Federal regulations continue to consider Cannabis a schedule 1 drug, meaning that it has no known medicinal properties, and thus illegal under Federal US laws. It is imperative for the reader of this report to recognize that the company itself does not manufacture, distribute, or dispense any controlled substances. Rather it develops proprietary technologies that are then licensed for use by certified and governmentally approved manufacturers and distributors.

Due to our underlying work with cannabinoids, the company is obviously subject to various national, state and local laws and regulations in North America. We therefore can only license our products to licensed and certified governmentally approved manufacturers and distributors.

Employees

As of August 31, the Company had no employees, though one of our Directors and Secretary were given monthly salaries. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Bethesda, Maryland and are sufficient for the time being. These offices are let to us by our attorney free of charge. Through G.R.I.N Ultra Ltd., our wholly owned Israeli subsidiary, we are currently leasing a 1600 Sq. ft. Research & Development Laboratory facility and office space in Caesarea, Israel on a yearly basis, with payments made bi-monthly.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors and are entitled to share pro-rata in all of our available assets for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; there are no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights.

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CNBX".  As of December 11th, 2014, the Company’s common stock was held by 53 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW

August 31, 2014	$1.18	$0.20
May 31, 2014	$0.26	$0.03
February 28, 2014	$0.10	$0.03
November 30, 2013	$0.10	$0.08
August 31, 2013	$0.15	$0.15

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On December 11th, 2014, the shareholders' list of our shares of common stock showed 53 registered holders of our shares of common stock and 100,633,333 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

Our board of directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been declared or paid on common stock.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Recent Sales of Unregistered Securities

During the year ended August 31, 2014, the Company issued 40,400,000 shares of its common stock to 11 investors for cash of $102,980, or an average of $0.0025 per share.

During the year ended August 31, 2014, the Company issued 18,239,594 shares of its common stock in connection with the July 24, 2014 Collaboration & Exclusivity Agreement (the “Agreement”) between the Company and Cannabics Inc. The shares were issued at a fair value of $0.25 per share, or a total of $4,559,899. Pursuant to the Agreement, the Company also received $150,000 cash from Cannabics Inc.

During the year ended August 31, 2014, the Company issued 250,000 shares of its common stock to 5 consultants for services rendered at a fair value of $62,500, or an average of $0.25 per share.

During the year ended August 31, 2014, the Company issued 40,000,000 shares of its common stock in conversion of a loan of $100,000.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

The Company was incorporated in the State of Nevada, on September 15, 2004, as Thrust Energy Corp. On May 5, 2011, the Company changed its name to American Mining Company. Our principal offices are in Bethesda, Maryland. On May 21st, 2014 the Company changed its name to its current Cannabics Pharmaceuticals Inc.

The Company was originally engaged in the exploration, development and production of oil and gas projects within North America, but was unable to operate profitably. In May 2011, the Company suspended its oil and gas operations and changed its business to toll milling and refining and mine development. As of April 2014, the Company has changed its course of business to Biotechnology laboratory research and development. As such, the Company is not actively pursuing mining activities of the properties now leased and is currently in discussions to possibly sell the remaining leases in Newfoundland.

While the company has relationships with several interested entities here in the United States, no definitive Agreements have yet been executed which would enable a cash flow for the company to date, though this is expected within the 1st Quarter of 2015.

Financing

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and lack of positive cash flow places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable profits and losses can be demonstrated. Therefore any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the bio-pharma industry, and the fact that we have not been profitable to date, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Results of Operations

Year ended August 31, 2014 compared to the year ended August 31, 2013

Revenues

The Company had no revenue for the years ended August 31, 2014 and 2013.

Operating and Other Expenses

For the year ended August 31, 2014 our total operating expenses were $216,132 compared to $58,111 for the year ended August 31, 2013 resulting in an increase of $158,021. The increase is attributable to increases in general and administrative expenses of $40,335; interest and bank charges of $792; consulting fees of $107,500 (of which $62,500 was stock-based compensation); professional fees of $37,715; transfer agent expense of $4,425; and depreciation of $86; offset by a decrease in legal fees of $32,832.

We incurred foreign exchange losses of $3,009 for the year ended August 31, 2014 compared to foreign exchange gains of $1,710 for the year ended August 31, 2013. During the year ended August 31, 2014, we incurred a loss from discontinued operations of $50,864 compared to $-0- for the year ended August 31, 2013. As a result, net loss was $270,005 for the year ended August 31, 2014 compared to $56,401 for the year ended August 31, 2013.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2014, we funded our operations through sales of common stock and advances from our majority shareholder, while for the year ended August 31, 2013, we funded our operations through loans from a shareholder. Our principal use of funds during the year ended August 31, 2014 has been for operating expenses and the acquisition of a mineral property.

Liquidity and Capital Resources during the year ended August 31, 2014 compared to the year ended August 31, 2013

As of August 31, 2014, we had cash of $98,768 and working capital of $38,617. The Company used cash in operations of $195,416 for the year ended August 31, 2014 compared to cash used in operations of $27,245 for the year ended August 31, 2013. The negative cash flow from operating activities for the year ended August 31, 2014 is primarily attributable to the Company's net loss from operations of $270,005, offset by depreciation of $86, stock issued for services of $62,500, and mineral property impairment of $30,000; and increased by changes in operating assets and liabilities of $17,997. Cash used in operations for the year ended August 31, 2013 is primarily attributable to the Company's net loss from operations of $56,401, offset by the net changes in operating assets and liabilities of $29,156.

Cash used in investing activities for the year ended August 31, 2014 was $31,551, consisting of the acquisition of a mineral property of $30,000 and the acquisition of equipment of $1,551. We did not use any cash in investing activities during the year ended August 31, 2013.

During the year ended August 31, 2014, the Company received $102,980 from the sale of common stock and $150,000 in conjunction with an exclusivity and collaboration agreement. During the year ended August 31, 2013, the Company raised $100,000 from a loan from a shareholder.

At August 31, 2014, we had a cash balance of $98,768. We anticipate cash needs of approximately $300,000 to $350,000 to sustain our current level of operations. We will rely on sales of our common stock and advances from our majority shareholder, as need be, to fund our operations. Any such sales of equity or debt securities are not certain and may not occur.

On August 25, 2014, we issued a Private Placement Memorandum for the sale of up to 1,000,000 shares of our common stock at $0.25 per share, or a total of $250,000. As of the date of this report, we have received paid subscriptions for a total of $78,333.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of its common stock, which have generated funds to satisfy the initial cash requirements of its planned Nevada exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

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

Item 8. Financial Statements and Supplementary Data.

To the Board of Directors and Shareholders

Cannabics Pharmaceuticals Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Cannabics Pharmaceuticals Inc. as of August 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods then ended. Cannabics Pharmaceuticals Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannabics Pharmaceuticals Inc. as of August 31, 2014 and 2013, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $270,005 for the year ended August 31, 2014 and has incurred cumulative losses since inception of $737,751. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC
Spokane, Washington

December 15, 2014

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	August 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$98,768	$72,755
Prepaid expenses	13,989	–
Total current assets	112,757	72,755

Equipment, net	1,465	–

Intangible assets	4,409,899	–
Total assets	$4,524,121	$72,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$25,340	$47,350
Due to a related party	48,800	130,798
Total current liabilities	74,140	178,148

Other liabilities	–	–

Total liabilities	74,140	178,148

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized,100,250,000 and 1,360,406 shares issued and outstanding at August 31, 2014 and 2013, respectively	10,025	136
Additional paid-in capital	5,177,707	362,217
Accumulated deficit	(737,751)	(467,746)
Total stockholders' equity (deficit)	4,449,981	(105,393)

Total liabilities and stockholders' equity (deficit)	$4,524,121	$72,755

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations

	For the Year Ended August 31,
	2014	2013
Operating expenses:
General and administrative expenses	40,435	100
Interest expenses and bank charges	971	179
Consulting fees	107,500	–
Professional fees	47,215	9,500
Legal fees	15,500	48,332
Transfer agent	4,425	–
Depreciation	86	–

Total operating expenses	216,132	58,111

Loss from operations	(216,132)	(58,111)

Other income (expense):
Foreign exchange gain/(loss)	(3,009)	1,710
Total other income (expense)	(3,009)	1,710

Loss before income taxes	(219,141)	(56,401)

Provision for income taxes	–	–

Net loss from continuing operations	(219,141)	(56,401)

Net loss from discontinued operations	(50,864)	(0)

Net loss	$(270,005)	$(56,401)

Net loss per share - basic and diluted:

Net loss from continuing operations	$(0.00)	$(0.04)

Net loss from discontinued operations	$(0.00)	$(0.00)

Net loss	$(0.01)	$(0.04)

Weighted average number of shares outstanding - Basic and Diluted	51,632,445	1,360,406

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

	For the Year Ended August 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(270,005)	$(56,401)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	86	–
Stock issued for services	62,500	–
Mineral property impairment	30,000	–
Changes in operating assets and liabilities:
Prepaid expenses	(13,989)	–
Accounts payable and accrued liabilities	(22,010)	19,442
Due to related party	18,002	9,714
Net cash used in operating activities	(195,416)	(27,245)

Cash flows from investing activities:
Acquisition of mineral property	(30,000)	–
Acquisition of equipment	(1,551)	–
Net cash used in investing activities	(31,551)	–

Cash flows from financing activities:
Proceeds from loans from shareholder	–	100,000
Proceeds received from exclusivity and collaboration agreement	150,000	–
Proceeds from sale of common stock	102,980	–
Net cash provided by financing activities	252,980	100,000

Net increase in cash	26,013	72,755

Cash and cash equivalents at beginning of year	72,755	–

Cash and cash equivalents at end of year	$98,768	$72,755

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:
40,000,000 shares of common stock issued in conversion of loan from shareholder
Due to a related party	$(100,000)	$–
Common stock	$4,000	$–
Additional paid in capital	$96,000	$–

Value of intangible assets acquired:
Intangible assets	$(4,409,899)	$–
Additional paid in capital	$4,409,899	$–

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended August 31, 2013 and 2014

	Common stock		Additional		Total
			paid in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance, August 31, 2012	1,360,406	$136	$362,217	$(411,345)	$(48,992)

Net loss for the year ended August 31, 2013	–	–	–	(56,401)	(56,401)

Balance, August 31, 2013	1,360,406	$136	$362,217	$(467,746)	$(105,393)

Issuance of 40,400,000 shares of common stock for cash	40,400,000	4,040	98,940	–	102,980

Issuance of 40,000,000 shares of common stock in conversion of loan from shareholder	40,000,000	4,000	96,000	–	100,000

Issuance of 250,000 shares of common stock for services	250,000	25	62,475	–	62,500

Issuance of 18,239,594 shares of common stock and value of intangible asset acquired in conjunction with collaboration and exclusivity agreement	18,239,594	1,824	4,558,075	–	4,559,899

Net loss for the year ended August 31, 2014	–	–	–	(270,005)	(270,005)

Balance, August 31, 2014	100,250,000	$10,025	$5,177,707	$(737,751)	$4,449,981

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

August 31, 2014

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

On April 25, 2014, the Company experienced a change in control. Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cannabics and Thomas Mills (“Mills”).  On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased from Mills 41,000,000 shares of the Company’s outstanding restricted common stock for $198,000, representing 51%.

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. The Company’s principle offices are in Bethesda, Maryland. As of May 21, 2014, the Company has changed its course of business to laboratory research and development.

On August 25, 2014, the Company organized G.R.I.N. Ultra Ltd. (“GRIN”), an Israeli corporation, as a wholly-owned subsidiary. GRIN will provide research and development activities for the Company’s products in Israel.

Stock Split

On June 3, 2014, the Company’s Board of Directors declared a two-to-one forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on June 25, 2014. The effect of the stock split increased the number of shares of common stock outstanding from 40,880,203 to 81,760,406. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 3, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $270,005 for the year ended August 31, 2014 and has incurred cumulative losses since inception of $737,751. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern (Continued)

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Note 2 -- Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceutical Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2014 and 2013, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s accounts.

Equipment, net

Equipment at August 31, 2014 consists of computer equipment and is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $86 and $-0- for the years ended August 31, 2014 and 2013, respectively.

Note 2 -- Summary of Significant Accounting Policies (Continued)

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Goodwill and Intangible Assets

Under FASB ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill and indefinite life intangible assets are not amortized to expense, but rather that it is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Company did not identify any impairment on its outstanding intangible assets from its most recent testing, which was performed as of August 31, 2014. If certain events occur which might indicate such intangible assets have been impaired, the intangible assets are tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight-line method over estimated useful lives of five years. The Company has no finite life intangible assets.

The Company tests the carrying value of goodwill and indefinite life intangible assets for impairment at least once a year and more frequently if an event or circumstance indicates the asset may be impaired. An impairment loss is recognized if the amount of the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less selling expenses or its value in use. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash inflows (cash generating units).

The Company did not record an impairment loss on intangible assets for the year ended August 31, 2014.

Fair Value of Financial Instruments

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 - fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Note 2 -- Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

As of August 31, 2014 and 2013 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' deficit over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

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

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.

Note 2 -- Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2014.

The Company has not filed the current year tax return and may be subject to failure to file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

The Company is working with its accountants to prepare and file the overdue federal tax return for 2014, which is anticipated to be completed and filed by the end of fiscal 2015.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2014 and 2013.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2014 and 2013, there were no potentially dilutive shares outstanding.

Exploration Stage Company

Since inception, the Company became an “exploration stage company” as defined in the SEC Industry Guide 7, and was subject to compliance with ASC Topic 915 “Development Stage Entities”. On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of this annual report.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2014 and 2013.

Note 2 -- Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 3 – Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company has adopted ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its consolidated financial condition, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its consolidated financial condition, results of operations and cash flows.

Note 4 – Discontinued Operations

On April 25, 2014, the Company experienced a change in control. As of May 21, 2014, the Company has changed its course of business from toll milling and refining, mineral exploration and mine development to laboratory research and development. As such, all operations relating to toll milling and refining, mineral exploration and mine development were discontinued. Expenses incurred in conjunction with the discontinued operation were $50,864 for the year ended August 31, 2014, consisting of $30,000 of mineral property licenses, $20,000 of consulting expenses for the acquisition of mineral properties, and $864 of claim staking expenses. No expenses were incurred during the year ended August 31, 2013 in conjunction with the discontinued operations.

Note 5 – Intangible Assets

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company has issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consists of the human Brain Trust in its team of experts, the cumulative result of their years of scientific knowledge in the fields of Molecular Biology, Cancer and Pharmacology research.

Note 5 – Intangible Assets (Continued)

Cannabics has executed an Exclusivity clause whereby from that day forth they shall carry on their research and development as part of, and for the exclusive benefit of the Company. Additionally Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective short-term projects of the Company.

The shares were valued at $0.25 per share based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. The total value of the shares of $4,559,899 is reduced by the cash received from Cannabics of $150,000, for a net value of the intangible assets of $4,409,899.

Management has determined that the intangible assets have indefinite lives, and as such, are not amortized on a period basis. The value of the intangible assets will be tested for impairment of their value on an as needed basis, no less than annually. There was no impairment recorded for the years ended August 31, 2014 and 2013.

Note 6 – Mineral Properties

On December 2, 2013, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses made up of 16 claims located along southeastern Labrador, Canada (the “Eagle Ridge Property”). Our claims are located approximately 49 kilometers southwest of the community of Cartwright in Labrador, Canada and have a total area of 400 hectares (988 acres). The mineral licenses underlying the Eagle River Property are registered with the Government of Newfoundland and Labrador and are presently in good standing. The claims were staked on our behalf by our controlling shareholder and then transferred to us. The cost of staking the claims was $960 CAD ($864 USD).

On April 4, 2014, the Company acquired a 100% interest in 21 contiguous mineral claims consisting of 1,281 acres located approximately 100 km northeast of Deer Lake, Newfoundland (the “Jackson Arm Property”). The mineral licenses underlying the Jackson Arm Property are registered with the Government of Newfoundland and Labrador and are presently in good standing. The property was acquired from Terracan Resources Ltd. for $32,750 ($30,000 USD). As there are no proven or probable reserves established for these claims, the entire $30,000 purchase price was impaired and charged to operations during the year ended August 31, 2014.

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

As of May, 2014, the Company has changed its course of business to laboratory research and development. As such, the Company is not actively pursuing mining activities of the properties and is entertaining their possible sale.

Note 7 – Related Party Transactions

On June 24, 2013, the Company accepted a subscription for 40,000,000 shares of its common stock at a purchase price of $0.0025 per share for total cash consideration of $100,000 from Ophion Management Ltd. (“Ophion”), a Canadian corporation controlled by Thomas Mills, who was at the time the controlling shareholder of the Company. On June 28, 2013, the subscription was rescinded by mutual consent and a promissory note for the principal amount of $100,000 (the “Promissory Note”) was issued by the Company to Ophion. The Promissory Note was due on demand and accrued simple interest at the rate of 20% per year from June 20, 2013. The Promissory Note was assigned to Mr. Mills on October 7, 2013.

Note 7 – Related Party Transactions (Continued)

On October 24, 2013, the Company entered into a debt restructuring agreement with Mr. Mills, whereby he agreed to surrender the Promissory Note for cancellation. In exchange for the Promissory Note, the Company agreed to issue a convertible promissory note with a fixed maturity date of December 31, 2013 (the “Convertible Note”). The Convertible Note, accrued simple interest at the rate of 20% per annum from June 20, 2013, and was convertible at any time by the holder of the Convertible Note into shares of the Company’s common stock at the rate of one share for each $0.0025 of indebtedness secured by the Convertible Note. On October 28, 2013, the Promissory Note was cancelled and the Convertible Note was issued.

On November 20, 2013, the Convertible Note was rescinded by agreement and a subscription by Mr. Mills for 40,000,000 shares of the Company’s common stock at $0.0025 per share was accepted by the Company.

As of August 31, 2013, Mr. Mills had advanced $30,798 to the Company. During the year ended August 31, 2014, Mr. Mills advanced an additional $9,202 and was repaid $40,000, resulting in a balance of $-0- at August 31, 2014.

On December 2, 2013, the Company acquired a two mineral exploration licenses from our controlling shareholder, who staked them on our behalf at a cost of $960 CAD ($864 USD).

During the year ended August 31, 2014, the Company paid a total of $15,000 of consulting fees to one of its directors.

During the year ended August 31, 2014, Cannabics advanced $48,800 to the Company for working capital purposes resulting in a balance outstanding at August 31, 2014 of $48,800. The advance is due on demand and bears no interest.

Note 8 - Commitments and Contingencies

Operating Leases

The Company executed a two-year lease beginning on December 1, 2014 for office and lab space for approximately $2,600 per month.

Note 9 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Common Stock

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

During the year ended August 31, 2014, the Company issued 40,400,000 shares of its common stock to 11 investors for cash of $102,980, or an average of $0.0025 per share.

During the year ended August 31, 2014, the Company issued 18,239,594 shares of its common stock to Cannabics Inc. in connection with the July 24, 2014 Collaboration & Exclusivity Agreement (the “Agreement”) between the Company and Cannabics Inc.. The shares were valued at $0.25 per share, or a total of $4,559,899, based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. Pursuant to the Agreement, the Company received also $150,000 cash from Cannabics Inc.

During the year ended August 31, 2014, the Company issued 250,000 shares of its common stock to 5 consultants for services rendered at a fair value of $62,500, or an average of $0.25 per share.

During the year ended August 31, 2014, the Company issued 40,000,000 shares of its common stock in conversion of a loan from Thomas Mills of $100,000 (See Note 7 – Related Party transactions).

Note 10 – Income Taxes

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2014 as the Company had cumulative operating losses. For the years ended August 31, 2014 and 2013, the Company incurred net losses for tax purposes of approximately $270,000 and $56,400, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2014	2013
United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	- %	- %

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2014	2013
Deferred income tax assets:
Net operating loss carry forwards	$250,840	$163,700
Valuation allowance	(250,840)	(163,700)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $87,140 and $19,700 for the years ended August 31, 2014 and 2013, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2014 and 2013. At August 31, 2014, the Company has net operating loss carry forwards of approximately $738,000, which expire commencing 2024. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2014, but believes the provisions will not limit the availability of losses to offset future income.

Note 10 – Income Taxes (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction and is subject to examination for a period of three years for current filings and indefinitely for any delinquent filings. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. The Company has not filed the 2014 federal tax return and may be subject to failure to file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

The Company is working with its accountants to prepare and file the overdue federal tax return 2014, which is anticipated to be completed and filed by the end of fiscal 2015.

Note 11 – Subsequent Events

On September 15, 2014, the Company issued 300,000 shares of its common stock to an investor for $75,000 pursuant to an August 2014 Private Placement Memorandum.

On September 15, 2014, the Company issued 50,000 shares of its common stock to a consultant for services rendered at a fair value of $12,500.

On November 4th, 2014, the Company executed an IP Licensing and Collaboration Agreement with Kalapa Holdings (Spain) for the production and distribution of the Company’s CANNABICS SR medical capsules. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Spain, exclusively through Kalapa Holdings and its subsidiaries in strict compliance with Spanish law and regulations to certified patients.

On November 5, 2014, the Company issued 13,333 shares of its common stock to an investor for $3,333 pursuant to an August 2014 Private Placement Memorandum.

On November 5, 2014, the Company issued 20,000 shares of its common stock to a consultant for services rendered at a fair value of $5,000.

On December 11th, 2014, the Company executed a Letter of Engagement with Mountain High LLC, a Colorado based company towards a contemplated IP Licensing Agreement. Said Letter contemplates several months of cooperation and joint engagement, which if deemed mutually satisfactory, shall lead to a Definitive IP Licensing Agreement for the Company’s CANNABICS SR medical capsule advanced cannabinoid administration technology to be exclusively manufactured and distributed by Mountain High LLC within the state of Colorado.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by Cannabics Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

Insufficient Documentation of Review Procedures We employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately documented. The Company has only one individual responsible for the preparation of the financial records.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

The following individuals serves as Directors and Executive Officers of the Company as of the date of this Annual Report. Directors of the Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. Executive officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Held Position Since
Dr. Zohar Koren	Director, CEO	41	April 29, 2014
Dr. Eyal Ballan	Director, CTO	41	April 29, 2014
Itamar Borochov	Director, CMO	56	April 29, 2014

Dr. Zohar Koren, 41, is a co-founder of Cannabics Inc., founded in 2012, and is its CEO. Dr. Koren served as Director of Business Development in Aposense, a publicly traded pharmaceutical development company. Prior to that he was Business Development Manager at Harel-Hertz, where he led the Life Sciences Department of Business Development in Japan. Dr. Koren has also provided strategic consulting services for several leading Israeli venture capital firms specific to the pharmaceutical and medical device arena. Dr. Koren holds a Ph.D. in Computational Biology and a M.Sc. in evolutionary and environmental sciences - both Magna Cum Laude - from the University of Haifa, and a B.Sc. in Mathematics, Physics and Biology from the Hebrew University in Jerusalem and is a member of the American Neurological Association.

Dr. Eyal Ballan, 41, is a co-founder of Cannabics Inc. and is its CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer).  He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors and a member of the American Neurology Association.

Itamar Borochov, 56, is a co-founder of Cannabics Inc. and is its Chief Marketing Officer. Mr. Borochov is a known environmentalist with experience as an entrepreneur in the fields of organic agricultural and medical botanicals and brings vast expertise in the areas of market intelligence and organizational branding.

All directors serve for terms of one year each, and are subject to re-election at Annual Meeting of Shareholders, unless they earlier resign.

There are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We have attempted and will continue to attempt to insure that any transactions between we and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm’s length basis.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2014 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with the Company’s board of directors may do so by directing a written request addressed to any of our Directors at the address appearing on the first page of this registration statement.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated positive cash flow to date.

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

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we have been advised that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11. Executive Compensation

To date we have no employees. We have begun to pay monthly salaries to one of our Directors and Counsel as of August, 2014. For the current year ending August 31, 2014, only one Director received a monthly payment of $5,000 for three months. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have positive and stable cash flows.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of November 21, 2014, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	88,289,594	88.3%
All directors and executive officers, as a group	0	0

*Our 3 Directors Dr. Zohar Koren, Dr. Eyal Ballan, and Itamar Borochov are also Directors of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

Unless otherwise noted, we believe that all persons or entities named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 24, 2013, the Company sold 40,000,000 shares of its common stock for $100,000 through a private placement to Ophion Management Ltd., a Canadian corporation controlled by Thomas Mills, who is also the controlling shareholder of the Company. On June 28, 2013, the private placement was rescinded by agreement and a promissory note for the principal amount of $100,000 (the “Promissory Note”) was issued by the Company to Ophion Management Ltd. The Promissory Note was due on demand and accrued simple interest at the rate of 20% per year from June 20, 2013. The Promissory Note was assigned to Mr. Mills on October 7, 2014.

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

On October 28, 2013, the Promissory Note was cancelled and the Convertible Note was issued.

On November 20, 2013, the Convertible Note was rescinded by mutual agreement and the Company accepted a subscription from Mr. Mills for 40,000,000 shares of its common stock at a price of $0.0025 per share in full consideration of the $100,000 he advanced to the Company on June 20, 2013.

No other material related party transactions between the Company and its officers, directors or control persons occurred during the fiscal years ended August 31, 2014 and 2013.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2014 were $5,000.

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2013 were $5,000.

Audit Related Fees

For the fiscal years ended August 31, 2014 and 2013, the aggregate fees billed for assurance and related services by MartinelliMick PLLC relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $5,340 and $4,500-, respectively.

Tax Fees

For the fiscal years ended August 31, 2014 and 2013, the Company paid no fees for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2014 and 2013, the Company did not pay any other fees.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before MartinelliMick PLLC is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board of Directors either before the respective services were rendered.

PART IV

Item 15. Exhibits

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

Date: December 15, 2014	By:	/s/ Zohar Koren
Zohar Koren
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

