Form 10-Q
period 2014-11-30
Cannabics Pharmaceuticals Inc.
filed 2015-01-20
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of January 12th, 2015, the registrant had 100,633,333 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2014	2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$65,618	$98,768
Prepaid expenses	18,211	13,989
Total current assets	83,829	112,757

Equipment, net	4,807	1,465

Intangible assets	4,409,899	4,409,899

Total assets	$4,498,535	$4,524,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$23,038	$25,340
Due to a related party	55,483	48,800
Total current liabilities	78,521	74,140

Other liabilities	–	–

Total liabilities	78,521	74,140

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized,100,633,333 and 100,250,000 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	10,063	10,025
Additional paid-in capital	5,273,502	5,177,707
Accumulated other comprehensive income	1,858	–
Accumulated deficit	(865,409)	(737,751)
Total stockholders' equity (deficit)	4,420,014	4,449,981

Total liabilities and stockholders' equity (deficit)	$4,498,535	$4,524,121

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2014	2013
Operating expenses:
General and administrative expenses	24,621	782
Management salaries	32,184	–
Consulting fees	17,500	6,000
Professional fees	137	7,441
Legal fees	19,945	–
Sales and marketing expenses	31,000	–
Research and development expense	299	–
Depreciation	368	–
Total operating expenses	126,054	14,223

Loss from operations	(126,054)	(14,223)

Other income (expense):
Foreign exchange gain/(loss)	(1,604)	883
Total other income (expense)	(1,604)	883

Loss before income taxes	(127,658)	(13,340)
Provision for income taxes	–	–
Net loss	$(127,658)	$(13,340)

Net loss per share - basic and diluted:
Net loss	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	100,555,678	6,195,571

Net loss	(127,658)	(13,340)
Foreign currency translation gain	1,858	–
Total comprehensive loss	$(125,800)	$(13,340)

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(127,658)	$(13,340)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	368	–
Stock issued for services	17,500	–
Changes in operating assets and liabilities:
Prepaid expenses	(4,222)	–
Accounts payable and accrued liabilities	(2,302)	(23,668)
Due to related party	6,683	(4,394)
Net cash used in operating activities	(109,631)	(41,402)

Cash flows from investing activities:
Acquisition of equipment	(3,710)	–
Net cash used in investing activities	(3,710)	–

Cash flows from financing activities:
Proceeds from loans from shareholder	–	–
Proceeds received from exclusivity and collaboration agreement	–	–
Proceeds from sale of common stock	78,333	–
Net cash provided by financing activities	78,333	–

Effects of exchange rates on cash	1,858	–

Net decrease in cash	(33,150)	(41,402)

Cash and cash equivalents at beginning of year	98,768	72,755

Cash and cash equivalents at end of year	$65,618	$31,353

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:
40,000,000 shares of common stock issued in conversion of loan from shareholder
Due to a related party	$–	$(100,000)
Common stock	$–	$4,000
Additional paid in capital	$–	$(96,000)

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2014

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

On August 25, 2014, the Company organized G.R.I.N. Ultra Ltd. (“GRIN”), an Israeli corporation, as a wholly-owned subsidiary. GRIN provides research and development activities for the Company’s products in Israel.

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

These unaudited financial statements should be read in conjunction with our 2014 annual financial statements included in our Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 15, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $127,658 for the three months ended November 30, 2014 and has incurred cumulative losses since inception of $865,409. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2014

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Intangible Assets

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

Management has determined that the intangible assets have indefinite lives, and as such, are not amortized on a period basis. The value of the intangible assets will be tested for impairment of their value on an as needed basis, no less than annually. There was no impairment recorded for the three months ended November 30, 2014 and the year ended August 31, 2014.

Note 3 – Related Party Transactions

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

As of August 31, 2013, Mr. Mills had advanced $30,798 to the Company. During the year ended August 31, 2014, Mr. Mills advanced an additional $9,202 and was repaid $40,000, resulting in a balance of $-0- at August 31, 2014 and November 30, 2014.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2014

(unaudited)

Note 3 – Related Party Transactions (Continued)

During the year ended August 31, 2014, Cannabics advanced $48,800 to the Company for working capital purposes resulting in a balance outstanding at August 31, 2014 of $48,800. During the three months ended November 30, 2014, Cannabics advanced an additional $6,683, resulting in a balance of $55,483 at November 30, 2014. The advance is due on demand and bears no interest.

Note 4 – Stockholders’ Equity (Deficit)

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

During the year ended August 31, 2014, the Company issued 18,239,594 shares of its common stock to Cannabics in connection with the July 24, 2014 Collaboration & Exclusivity Agreement (the “Agreement”) between the Company and Cannabics. The shares were valued at $0.25 per share, or a total of $4,559,899, based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. Pursuant to the Agreement, the Company received also $150,000 cash from Cannabics.

During the year ended August 31, 2014, the Company issued 40,000,000 shares of its common stock to 10 investors for $101,980 cash, or an average of $0.0025 per share.

During the year ended August 31, 2014, the Company issued 250,000 shares of its common stock to 5 consultants for services rendered at a fair value of $62,500, or an average of $0.25 per share.

During the year ended August 31, 2014, the Company issued 40,000,000 shares of its common stock in conversion of a loan from Thomas Mills of $100,000 (See Note 3 – Related Party Transactions).

During the three month period ended November 30, 2014, the Company issued a total of 313,333 shares of its common stock to non-affiliated investor for $78,333 cash, or $0.25 per share and 70,000 common shares were issued to two consultants for services rendered at a fair value of $17,500, or $0.25 per share.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2014

(unaudited)

Note 5 – Commitments and Contingencies

Effective December 1, 2014, the Company leases office space for its research and development activities in Caesarea, Israel under a multiple year non-cancelable operating lease that expires November 30, 2016. The lease agreement has certain escalation clauses and renewal options.

At November 30, 2014, future minimum lease payments under these leases are as follows:

Year ending August 31,
2015	$23,877
2016	31,836
2017	7,959
2018	–
2019	–
2020 and thereafter	–

Total minimum future lease payments	$63,672

Rent expense for the three months ended November 30, 2014 and 2013 was $-0- and $-0-.

As required by the lease, the Company has provided an unconditional bank guarantee in the amount of $5,100 to ensure the Company’s obligations are met under the lease.

Note 6 – Subsequent Events

On December 18th, 2014, Cannabics Pharmaceuticals Inc. executed a letter of engagement with Mountain High Products in Colorado, for the manufacturing and distribution of Cannabics SR medical cannabis products in the Colorado market. Cannabics SR medical cannabis products will be produced by Mountain High Products in strict compliance with Colorado laws and regulations of "Cannabis Infused Edible Products" and distributed to certified dispensaries through Mountain High's existing distribution channels.

On December 31st, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Barak Security Ltd (Israel) for the production and distribution of the Company’s CANNABICS SR line of medical cannabis products. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Israel and the Czech Republic, exclusively through Barak Security’s affiliates and subsidiaries in strict compliance with all local laws and regulations.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On August 25th, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to the advanced research and development in the company’s research laboratory in Caesarea, Israel.

On October 20th, 2014, Cannabics Pharmaceuticals Inc. received Government Certification from the Ministry of Health in Israel for the establishment of an advanced R&D laboratory dedicated to medical research and development of cannabinoid-based therapies. R&D is conducted to date in Israel and has resulted in an IP portfolio that includes proprietary formulation methods of cannabinoid extracts that enable a sustained release PK profile of the active ingredients upon oral administration. Their first product is “Cannabics SR” - a standardized, high bioavailability, sustained release medical cannabis capsule that is based on cannabinoid extracts from selected strains of medical cannabis.  The Cannabics SR proprietary formulation was shown to provide a steady state level of beneficial therapeutic effects within the therapeutic window for 10-12 hours. In Israel, numerous patients (most of them oncology patients) have already been treated with Cannabics SR capsules; with both patients and doctors reporting high levels of satisfaction from the uniformity and long lasting therapeutic effects of this unique medical product.

On November 4th, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Kalapa Holdings (Spain) for the production and distribution of the Company’s CANNABICS SR medical capsules. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Spain, exclusively through Kalapa Holdings and its subsidiaries in strict compliance with Spanish law and regulations to certified patients.

On December 18th, 2014, Cannabics Pharmaceuticals Inc. executed a letter of engagement with Mountain High Products in Colorado, for the manufacturing and distribution of Cannabics SR medical cannabis products in the Colorado market. Cannabics SR medical cannabis products will be produced by Mountain High Products in strict compliance with Colorado laws and regulations of "Cannabis Infused Edible Products" and distributed to certified dispensaries through Mountain High's existing distribution channels.

On December 31st, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Barak Security Ltd (Israel) for the production and distribution of the Company’s CANNABICS SR line of medical cannabis products. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Israel and the Czech Republic, exclusively through Barak Security’s affiliates and subsidiaries in strict compliance with all local laws and regulations.

Plan of Operation

We are dedicated to the development of advanced and sophisticated cannabinoid-based treatments and therapies. Our main focus is development and marketing of various new and innovative therapies and biotechnological tools aimed at providing relief from diverse ailments that respond to active ingredients sourced from the cannabis plant. These advanced tools include innovative delivery systems for cannabinoids, personalized medicine therapies and procedures based on cannabis originated compounds and bioinformatics tools.

Results of Operations

For the Three Months Ended November 30, 2014 and 2013

Revenues

We had no revenue for the three months ended November 30, 2014 and 2013.

Operating Expenses

For the three months ended November 30, 2014 our total operating expenses were $126,054 compared to $14,223 for the three months ended November 30, 2013 resulting in an increase of $111,831. The increase is attributable to increases in general and administrative expenses of $23,839; management salaries of $32,184; consulting fees of $11,500; legal fees of $19,945; sales and marketing expenses of $31,000; research and development expenses of $299; and depreciation of $368; offset by a decrease in professional fees of $7,304.

We incurred foreign exchange losses of $1,604 for the three months ended November 30, 2014 compared to foreign exchange gains of $883 for the three months ended November 30, 2013. As a result, net loss was $127,658 for the three months ended November 30, 2014 compared to $13,340 for the three months ended November 30, 2013.

Liquidity and Capital Resources

Overview

As of November 30, 2014, the Company had $65,618 in cash and working capital of $5,308. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2014 compared to the Three Months ended November 30, 2013

We used cash in operations of $109,631 for the three months ended November 30, 2014 compared to cash used in operations of $41,402 for the three months ended November 30, 2013. The negative cash flow from operating activities for the three months ended November 30, 2014 is primarily attributable to the Company's net loss from operations of $127,658, offset by depreciation of $368, stock issued for services of $17,500, and by changes in operating assets and liabilities of $159. Cash used in operations for the three months ended November 30, 2013 is primarily attributable to the Company's net loss from operations of $13,340, and by the net changes in operating assets and liabilities of $28,062.

Cash used in investing activities for the three months ended November 30, 2014 was $3,710, consisting of the acquisition of equipment. We did not use any cash in investing activities during the three months ended November 30, 2013.

Cash generated in our financing activities was $78,333 consisting of the sale of common stock for the three months ended November 30, 2014, compared to no cash generated during the comparable period in 2013.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2014, included in our Annual Report on Form 10-K as filed on December 15, 2014, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of

Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Date: January 20, 2015	By:	/s/ Zohar Koren
Zohar Koren
Chief Executive Officer Chief Financial Officer (Principal Executive and Financial Officer)

