Form 10-Q
period 2015-02-28
Cannabics Pharmaceuticals Inc.
filed 2015-04-20
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of April 17, 2015, the registrant had 100,723,333 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2015

i

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31,
	2015	2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,211	$98,768
Prepaid expenses	37,273	13,989
Total current assets	45,484	112,757

Equipment, net	4,439	1,465

Intangible assets	4,409,899	4,409,899

Total assets	$4,459,822	$4,524,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$11,530	$25,340
Due to a related party	55,483	48,800
Total current liabilities	67,013	74,140

Other liabilities	–	–

Total liabilities	67,013	74,140

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized, 100,633,333 and 100,250,000 shares issued and outstanding at February 28, 2015 and August 31, 2014, respectively	10,063	10,025
Additional paid-in capital	5,273,502	5,177,707
Accumulated other comprehensive income	31,503	–
Accumulated deficit	(922,259)	(737,751)
Total stockholders' equity (deficit)	4,392,809	4,449,981

Total liabilities and stockholders' equity (deficit)	$4,459,822	$4,524,121

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

Operating expenses:
General and administrative expenses	19,209	1,075	43,830	1,857
Consulting fees	(9,290)	–	40,394	–
Professional fees	23,377	28,263	23,514	41,705
Legal fees	10,103	–	30,048	–
Sales and marketing expenses	–	–	31,000	–
Research and development expense	12,805	–	13,104	–
Depreciation	368	–	736	–

Total operating expenses	56,572	29,338	182,626	43,562

Loss from operations	(56,572)	(29,338)	(182,626)	(43,562)

Other income (expense):
Foreign exchange gain/(loss)	(278)	(2,852)	(1,882)	(1,969)
Total other income (expense)	(278)	(2,852)	(1,882)	(1,969)

Loss before income taxes	(56,850)	(32,190)	(184,508)	(45,531)

Provision for income taxes	–	–	–	–

Net loss	$(56,850)	$(32,190)	$(184,508)	$(45,531)

Net loss per share - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	100,633,333	41,373,740	100,607,448	23,687,478

Net loss	(56,850)	(32,190)	(184,508)	(45,531)

Foreign currency translation gain	29,645	–	31,503	–

Total comprehensive loss	$(27,205)	$(32,190)	$(153,005)	$(45,531)

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	February 28,	February 28,
	2015	2014

Cash flows from operating activities:
Net loss	$(184,508)	$(45,531)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	736	–
Stock issued for services	17,500	–
Changes in operating assets and liabilities:
Prepaid expenses	(23,284)	–
Accounts payable and accrued liabilities	(13,810)	(36,350)
Due to related party	6,683	9,202
Net cash used in operating activities	(196,683)	(72,679)

Cash flows from investing activities:
Acquisition of equipment	(3,710)	–
Net cash used in investing activities	(3,710)	–

Cash flows from financing activities:
Proceeds from sale of common stock	78,333	1,000
Net cash provided by financing activities	78,333	1,000

Effects of exchange rates on cash	31,503	–

Net decrease in cash	(90,557)	(71,679)

Cash and cash equivalents at beginning of year	98,768	72,755

Cash and cash equivalents at end of year	$8,211	$1,076

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:

40,000,000 shares of common stock issued in conversion of loan from shareholder
Due to a related party	$–	$(100,000)
Common stock	$–	$4,000
Additional paid in capital	$–	$96,000

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
February 28, 2015

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

These unaudited financial statements should be read in conjunction with our 2014 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 15, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $184,508 for the six months ended February 28, 2015 and has incurred cumulative losses since inception of $922,259. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
February 28, 2015

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $12,805 and $-0- for the three months ended February 28, 2015 and 2014, respectively, and $13,104 and $-0- for the six months ended February 28, 2015 and 2014, respectively.

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

Management has determined that the intangible assets have indefinite lives, and as such, are not amortized on a period basis. The value of the intangible assets will be tested for impairment of their value on an as needed basis, no less than annually. There was no impairment recorded for the three months ended February 28, 2015 and the year ended August 31, 2014.

Note 3 – Related Party Transactions

During the year ended August 31, 2014, Cannabics advanced $48,800 to the Company for working capital purposes resulting in a balance outstanding at August 31, 2014 of $48,800. During the six months ended February 28, 2015, Cannabics advanced an additional $6,683, resulting in a balance of $55,483 at February 28, 2015. The advance is due on demand and bears no interest.

On January 23, 2015, the shareholders of the Company elected Shay Avraham Sarid to the join the Board of Directors. Mr. Sarid is a co-founder, shareholder and director of Cannabics Inc. and is the founder of Seach, one of the oldest and largest medical Cannabis farms in Israel. The Company has an exclusive contract with Seach for its supply of medical grade cannabinoid extracts within the state of Israel.

Note 4 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
February 28, 2015

(unaudited)

Note 4 – Stockholders’ Equity (Deficit) (Continued)

Common Stock

During the six month period ended February 28, 2015, the Company issued a total of 313,333 shares of its common stock to non-affiliated investor for $78,333 cash, or $0.25 per share and 70,000 common shares were issued to two consultants for services rendered at a fair value of $17,500, or $0.25 per share.

Note 5 – Commitments and Contingencies

Effective December 1, 2014, the Company leases office space for its research and development activities in Caesarea, Israel under a multiple year non-cancelable operating lease that expires November 30, 2016. The lease agreement has certain escalation clauses and renewal options.

At February 28, 2015, future minimum lease payments under these leases are as follows:

Year ending August 31,
2015	$18,193
2016	31,188
2017	7,797
2018	–
2019	–
2020 and thereafter	–

Total minimum future lease payments	$57,178

Rent expense for the six months ended February 28, 2015 and 2014 was $5,260 and $-0-.

As required by the lease, the Company has provided an unconditional bank guarantee in the amount of $5,100 to ensure the Company’s obligations are met under the lease.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
February 28, 2015

(unaudited)

Note 6 – Subsequent Events

On April 9, 2015 the Company’s Board of Directors appointed Mr. Dov Weinberg as Chief Financial Officer of the Corporation. The Company and Mr. Weinberg have agreed to a consulting agreement effective for the term from March 15, 2013 through September 15, 2015 and includes compensation of $4,000 per month. Mr. Weinberg shall receive $1,000 in cash per month with the balance ($3,000) to be paid in restricted common shares of the Company. The Company shall issue 90,000 restricted shares of the company upon signing, which amount represents the underage of $3,000 per month over the course of the agreement. If and when the Company is sufficiently funded to enable the full monthly retainer of $4,000 to be paid prior to the expiration of this agreement, this full issuance of shares is to remain with the Consultant as a token of gratitude.

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

On January 23, 2015, the shareholders of the Company elected Shay Avraham Sarid to the join the Board of Directors. On the same date, Dr. Zohar Koren stepped down as Director and CEO of the Company. Director Itamar Borochov assumed the title of CEO. Shay Avraham Sarid, 43, is a co-founder of Cannabics Inc., founded in 2012, and is the founder of Seach, one of the oldest and largest medical Cannabis farms in Israel. Seach is an official supplier of medical grade Cannabis to the Israeli Ministry of Health and specifically licensed to grow and distribute medical cannabis to authorized patients. Shay is the recent Chairman of the Israeli Medical Cannabis Growers Council. Under Shay’s direction Seach has set the industry standard for genetic bio-engineering, winning coveted partnerships with such companies as Hlavin, Kanaboseed (Partnership with BreedIt (BRDT), Tecto, Canabolabs, CannaXLRT, Cannabogene, Livni Hydrophonics, Eybna and other international leaders in the medical cannabis field. Related Party - Sarid is a shareholder and Board Member of Cannabics Inc., a Delaware corporation and majority shareholder of the Company. Further the Company has a previously existing exclusive contract with Seach for its supply of medical grade cannabinoid extracts within the state of Israel.

On January 29, 2015 the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel. You can view the details of this study from the NIH website at http://www.cancer.gov/clinicaltrials/search/view?cdrid=769090&version=HealthProfessional&protocolsearchid=12509449

On February 15, 2015 the Company executed of a Research Agreement with the Technion Research & Development Foundation Ltd (Israel) to undertake a Research Project entitled " The Assessment of the Antitumor Activity of the Whole Cannabis Plant Extract, Components and Derivatives Thereof". The Research Project is scheduled to last one calendar year. Under the terms of the Agreement, Cannabics Pharmaceuticals will collaborate under the supervision of Prof. Dedi Meiri, Head of Technion’s Laboratory of Cancer Biology and Cannabinoid Research. The purpose of this Research is to develop a diagnostic and therapeutic system to harness the anti-cancer properties of active cannabis-based ingredients. The study will screen and evaluate different types of human cancer cells treated with a multitude of cannabinoid combinations and observe and catalogue the effects thereof. Technion is consistently ranked among the world’s top science and Technology Research Universities. The Faculty of Biology is comprised of 23 independent research groups, focusing on a variety of aspects of Cellular, Molecular and Developmental Biology. The faculty has extensive collaborations with the pharmaceutical and biotechnology industries.

Plan of Operation

We are dedicated to the development of advanced and sophisticated cannabinoid-based treatments and therapies. The Company’s main focus is development and marketing of various new and innovative therapies and biotechnological tools aimed at providing relief from diverse ailments that respond to active ingredients sourced from the cannabis plant. These advanced tools include innovative delivery systems for cannabinoids, personalized medicine therapies and procedures based on cannabis originated compounds and bioinformatics tools. The initial results from our joint research with the Technion Institute have already been released and quite positive. We intend to monetize our laboratory knowledge to other Bio-Tech and pharmaceutical companies through various joint research arrangements; while at the same time bringing our flagship product, Cannabics SR, a standardized time release capsule, to the market in US states where the licensing regimen is conducive.

Results of Operations

For the Three Months Ended February 28, 2015 and 2014

Revenues

We had no revenue for the three months ended February 28, 2015 and 2014.

Operating Expenses

For the three months ended February 28, 2015 our total operating expenses were $56,572 compared to $29,338 for the three months ended February 28, 2014 resulting in an increase of $27,234. The increase is attributable to increases in general and administrative expenses of $18,134; legal fees of $10,103; research and development expenses of $12,805; and depreciation of $368; offset by a decrease in consulting fees of $9,290 and professional fees of $4,886.

We incurred foreign exchange losses of $278 for the three months ended February 28, 2015 compared to $2,852 for the three months ended February 28, 2014. As a result, net loss was $56,850 for the three months ended February 28, 2015 compared to $32,190 for the three months ended February 28, 2014.

For the Six Months Ended February 28, 2015 and 2014

Revenues

We had no revenue for the six months ended February 28, 2015 and 2014.

Operating Expenses

For the six months ended February 28, 2015 our total operating expenses were $182,626 compared to $43,562 for the six months ended February 28, 2014 resulting in an increase of $139,064. The increase is attributable to increases in general and administrative expenses of $41,973; consulting fees of $40,394; legal fees of $30,048; sales and marketing expenses of $31,000; research and development expenses of $13,104; and depreciation of $736; offset by a decrease in professional fees of $18,191.

We incurred foreign exchange losses of $1,882 for the six months ended February 28, 2015 compared to $1,969 for the six months ended February 28, 2014. As a result, net loss was $184,508 for the six months ended February 28, 2015 compared to $45,531 for the six months ended February 28, 2014.

Liquidity and Capital Resources

Overview

As of February 28, 2015, the Company had $8,211 in cash and a deficit in working capital of $21,529. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 28, 2015 compared to the Six Months ended February 28, 2014

We used cash in operations of $196,683 for the six months ended February 28, 2015 compared to cash used in operations of $72,679 for the six months ended February 28, 2014. The negative cash flow from operating activities for the six months ended February 28, 2015 is primarily attributable to the Company's net loss from operations of $184,508, offset by depreciation of $736, stock issued for services of $17,500; and increased by changes in operating assets and liabilities of $30,411. Cash used in operations for the six months ended February 28, 2014 is primarily attributable to the Company's net loss from operations of $45,531 and by the net changes in operating assets and liabilities of $27,148.

Cash used in investing activities for the six months ended February 28, 2015 was $3,710, consisting of the acquisition of equipment. We did not use any cash in investing activities during the six months ended February 28, 2014.

Cash generated in our financing activities was $78,333 consisting of the sale of common stock for the six months ended February 28, 2015, compared to $1,000 cash generated from the sale of common stock during the comparable period in 2014.

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

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 28, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

(b)	Changes in Internal Control over Financial Reporting

On April 6, 2015 the Board of Directors appointed Mr. Dov Weinberg as Chief Financial Officer of the Corporation. Mr. Weinberg has over 30 years of broad experience as a CFO of international companies both private and publicly listed on the US and Israeli Stock Exchanges.

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

None.

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

Date: April 20, 2015	By:	/s/ Itamar Borochov
Itamar Borochov
Chief Executive Officer (Principal Executive Officer)

