Form 10-Q/A
period 2015-02-28
Cannabics Pharmaceuticals Inc.
filed 2015-07-15
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

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

As of April 17, 2015, the registrant had 100,633,333 shares of its Common Stock, $0.0001 par value, outstanding.

Note – this Amendment is filed to correct an error regarding our previously reported foreign currency translation gain. Please refer to Note 7, Restatement for specific discussion and results of this change. Other than this, there are no changes to the previously filed 10-Q.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2015

i

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31,
	2015	2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,211	$98,768
Prepaid expenses	37,273	13,989
Total current assets	45,484	112,757

Equipment, net	4,439	1,465

Intangible assets	4,409,899	4,409,899

Total assets	$4,459,822	$4,524,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$11,530	$25,340
Due to a related party	85,483	48,800
Total current liabilities	97,013	74,140

Other liabilities	–	–

Total liabilities	97,013	74,140

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized,100,633,333 and 100,250,000 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	10,063	10,025
Additional paid-in capital	5,273,502	5,177,707
Accumulated other comprehensive income	(379)	–
Accumulated deficit	(920,377)	(737,751)
Total stockholders' equity (deficit)	4,362,809	4,449,981

Total liabilities and stockholders' equity (deficit)	$4,459,822	$4,524,121

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Los

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Operating expenses:
General and administrative expenses	$19,209	$1,075	$43,830	$1,857
Consulting fees	(9,290)	–	40,394	–
Professional fees	23,377	28,263	23,514	41,705
Legal fees	10,103	–	30,048	–
Sales and marketing expenses	–	–	31,000	–
Research and development expense	12,805	–	13,104	–
Depreciation	368	–	736	–
Total operating expenses	56,572	29,338	182,626	43,562

Loss from operations	(56,572)	(29,338)	(182,626)	(43,562)

Other income (expense):
Foreign exchange gain/(loss)	–	(2,852)	–	(1,969)
Total other income (expense)	–	(2,852)	–	(1,969)
Loss before income taxes	(56,572)	(32,190)	(182,626)	(45,531)
Provision for income taxes	–	–	–	–
Net loss	$(56,572)	$(32,190)	$(182,626)	$(45,531)
Net loss per share - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	100,633,333	41,373,740	100,594,291	23,687,478

Net loss	(56,572)	(32,190)	(182,626)	(45,531)
Foreign currency translation gain	1,225	–	(379)	–
Total comprehensive loss	$(55,347)	$(32,190)	$(183,005)	$(45,531)

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	February 28,	February 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(182,626)	$(45,531)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	736	–
Stock issued for services	17,500	–
Changes in operating assets and liabilities:
Prepaid expenses	(23,284)	–
Accounts payable and accrued liabilities	(13,810)	(36,350)
Due to related party	36,683	9,202
Net cash used in operating activities	(164,801)	(72,679)

Cash flows from investing activities:
Acquisition of equipment	(3,710)	–
Net cash used in investing activities	(3,710)	–

Cash flows from financing activities:
Proceeds from sale of common stock	78,333	101,000
Net cash provided by financing activities	78,333	1,000

Effects of exchange rates on cash	(379)	–
Net decrease in cash	(90,557)	(71,679)
Cash and cash equivalents at beginning of year	98,768	72,755
Cash and cash equivalents at end of year	$8,211	$1,076
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:
40,000,000 shares of common stock issued in conversion of loan from shareholder
Due to a related party	$–	$(100,000)
Common stock	$–	$4,000
Additional paid in capital	$–	$(96,000)

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

On April 25, 2014, the Company experienced a change in control.  Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cannabics and Thomas Mills (“Mills”).  On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased from Mills20,500,000 shares of the Company’s outstanding restricted common stock for $198,000, representing 51%.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $182,626 for the six months ended February 28, 2015 and has incurred cumulative losses since inception of $920,377. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

During the year ended August 31, 2014, Cannabics advanced $48,800 to the Company for working capital purposes resulting in a balance outstanding at August 31, 2014 of $48,800. During the three months ended February 28, 2015, Cannabics advanced an additional $36,683, resulting in a balance of $85,483 at February 28, 2015. The advance is due on demand and bears no interest.

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

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
February 28, 2015

(unaudited)

Note 6 – Subsequent Events

On April 9th, 2015 the Company filed an 8K to announce its appointment of Mr. Dov Weinberg as Chief Financial Officer of the Corporation.

Mr. Weinberg, 62, has over 30 years of broad experience as a CFO of international companies both private and publicly listed on the US and Israeli Stock Exchanges. Mr. Weinberg is the Director and President of Weinberg Dalyo Inc., a private financial consulting company. Mr. Weinberg’s specialization is in the bio-technology and life science companies and he brings a strong finance, operations & business development background. Mr. Weinberg resides in White Plains, New York. Mr. Weinberg has a BA degree in Accounting and Economics from the Tel Aviv University and an MBA degree from Bar Ilan University and is a Certified Public Accountant.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements.

Note 7 - Restatement

For the three months ended February 28, 2015, the Company incorrectly recorded amounts related to related-party payables, accumulated other comprehensive income, and foreign currency translation gain, therefore the February 28, 2015 financial statements have been restated. The effect of this restatement on the financial statements at February 28, 2015 and for the period from September 1, 2014 to February 28th, 2015 was as follows:

Due to Related Party	$30,000
Accumulated other comprehensive income	$(31,882)
Foreign Currency exchange gain/(loss)	$(31,882)
Comprehensive Loss	$(30,000)
Net Loss	$1,882
Earnings per Share	$–
Accumulated Deficit	$1,882

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

On April 25, 2014, the Company experienced a change in control.  Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cannabics and Thomas Mills (“Mills”).  On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased from Mills 20,500,000 shares of the Company’s outstanding restricted common stock for $198,000, representing 51%.The purchase price for the Mills Shares was held in escrow subject to a condition subsequent as to certain representations and warranties by Mr. Mills which were not satisfied by Mr. Mills until June 20, 2014, at which time Escrow was released.

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

On July 31st, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO),which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This technology is the basis for the company’s “CANNABICS SR” line of products, which consists of standardized and long acting medical cannabiscapsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the IsraeliPatent Office (ILPO) in order to provide International IP protection.

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

Revenues

We had no revenue for the three months ended February 28, 2015 and 2013.

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

We incurred foreign currency translation gain of $1,225 for the three months ended February 28, 2015 compared to $0 for the three months ended February 28, 2014. As a result, net loss was $56,572 for the three months ended February 28, 2015 compared to $32,190 for the three months ended February 28, 2014 and the total comprehensive loss was $55,347 for the three months ended February 28, 2015 compared to $32,190 for the three months ended February 28, 2014

For the Six Months Ended February 28, 2015 and 2014

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

We incurred foreign currency translation losses of $379 for the six months ended February 28, 2015 compared to $0 for the six months ended February 28, 2014. As a result, net loss was $182,626 for the six months ended February 28, 2015 compared to $45,531 for the six months ended February 28, 2014 and the total comprehensive loss was $183,005 for the nine months ended February 28, 2015 compared to $45,531 for the nine months ended February 28, 2014.

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

Liquidity and Capital Resources during the Six Months Ended February 28, 2015 compared to the Six Months ended February 28, 2014

We used cash in operations of $164,801 for the six months ended February 28, 2015 compared to cash used in operations of $72,679 for the six months ended February 28, 2014. The negative cash flow from operating activities for the six months ended February 28, 2015 is primarily attributable to the Company's net loss from operations of $182,626, offset by depreciation of $736, stock issued for services of $17,500; and increased by changes in operating assets and liabilities of $411. Cash used in operations for the six months ended February 28, 2014 is primarily attributable to the Company's net loss from operations of $45,531 and by the net changes in operating assets and liabilities of $27,148.

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

Date: July 15, 2015	By:	/s/ Itamar Borochov
Itamar Borochov
Chief Executive Officer (Principal Executive Officer)

