Form 10-Q
period 2015-05-31
Cannabics Pharmaceuticals Inc.
filed 2015-07-15
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31st, 2015

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

As of July 15, 2015, the registrant had 100,913,333 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$21,551	$98,768
Prepaid expenses	4,370	13,989
Total current assets	25,921	112,757

Equipment, net	4,073	1,465

Intangible assets	4,409,899	4,409,899

Total assets	$4,439,893	$4,524,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$18,824	$25,340
Due to a related party	184,484	48,800
Total current liabilities	203,308	74,140

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized, 100,723,333 and 100,250,000 shares issued and outstanding at May 31, 2015 and August 31, 2014, respectively	10,072	10,025
Additional paid-in capital	5,291,493	5,177,707
Shares to be issued	10,000	–
Accumulated other comprehensive income	(762)	–
Accumulated deficit	(1,074,218)	(737,751)
Total stockholders' equity	4,236,585	4,449,981

Total liabilities and stockholders' equity (deficit)	$4,439,893	$4,524,121

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014
Operating expenses:
General and administrative expenses	$19,013	$214	$62,842	$1,400
Consulting fees	10,000	–	50,394	–
Professional fees	29,910	4,600	53,424	46,112
Legal fees	3,527	–	33,575	–
Sales and marketing expenses	19,836	–	50,836	–
Research and development expense	71,189	–	84,293	–
Depreciation	367	–	1,103	–

Total operating expenses	153,842	4,814	336,467	47,512

Loss from operations	(153,842)	(4,814)	(336,467)	(47,512)

Other income (expense):
Foreign exchange gain/(loss)	–	(1,040)	–	(3,009)
Total other income (expense)	–	(1,040)	–	(3,009)

Loss before income taxes	(153,842)	(5,854)	(336,467)	(50,521)

Provision for income taxes	–	–	–	–

Net loss from continuing operations	$(153,842)	$(5,854)	$(336,467)	$(50,521)

Net loss from discontinued operations	–	(50,000)	–	(50,864)
Net loss	(153,842)	(55,854)	(336,467)	(101,385)

Net loss per share - basic and diluted:
Net loss from continuing operations	$(0.002)	$(0.000)	$(0.003)	$(0.001)
Net loss from discontinued operations	$(0.00)	$(0.001)	$(0.000)	$(0.001)
Net loss loss	$(0.002)	$(0.001)	$(0.003)	$(0.003)

Weighted average number of shares outstanding - Basic and Diluted	100,665,616	68,716,928	100,618,327	38,863,703

Net loss	(153,842)	(55,854)	(336,467)	(101,385)

Foreign currency translation gain	383	–	762	–

Total comprehensive loss	$(153,459)	$(55,854)	$(335,705)	$(101,385)

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(336,467)	$(101,385)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,103	–
Stock issued for services	35,500	–
Stock to be issued for services	10,000	–
Mineral property impairment	–	30,000
Changes in operating assets and liabilities:
Prepaid expenses	9,619	–
Accounts payable and accrued liabilities	(6,516)	(43,552)
Due to related party	135,684	(30,798)
Net cash used in operating activities	(151,077)	(145,735)

Cash flows from investing activities:
Acquisition of mineral property	–	(30,000)
Acquisition of equipment	(3,711)	–
Net cash used in investing activities	(3,711)	(30,000)

Cash flows from financing activities:
Proceeds from sale of common stock	78,333	102,980
Net cash provided by financing activities	78,333	102,980

Effects of exchange rates on cash	(762)	–
Net decrease in cash	(77,217)	(72,755)
Cash and cash equivalents at beginning of year	98,768	72.755
Cash and cash equivalents at end of year	$21,551	$–
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash activities:
Consulting Services received in exchange for stock (to be issued)	$10,000	–
Issuance of stock for professional services performed by CFO	$18,000	$–

40,000,000 shares of common stock issued in conversion of loan from shareholder
Due to a related party	$–	$(100,000)
Common stock	$–	$4,000
Additional paid in capital	$–	$96,000

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
May 31st, 2015

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

On April 25, 2014, the Company experienced a change in control. Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cannabics and Thomas Mills (“Mills”).  On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased from Mills 20,500,000 shares for $198,000, representing 51% of the Company’s outstanding restricted common stock

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. As of May 21, 2014, the Company has changed its course of business to laboratory research and development.

On August 25, 2014, the Company organized G.R.I.N. Ultra Ltd. (“GRIN”), an Israeli corporation, as a wholly-owned subsidiary. GRIN provides research and development activities for the Company’s products in Israel.

On May 27th, 2015 the Company filed a Patent with the USPTO entitled “A Method of in Vitro High Throughput Screening of Cancer Biopsies with Cannabinoid Extracts”. In essence this patent takes the next step from the cancer cell knowledge already obtained from cell lines in the Technion Laboratory and extends it to a system of analyzing cancer cells taken from patient biopsies, and then testing them against a multitude of cannabinoid combinations for anti-tumor activity via the High Throughput Screening process. This patent formally begins the next phase of the Company, which is Personalized Medicine (PM). We have developed an automated high-throughput method for the screening of different types of cancer cells or biopsies treated with a multitude of cannabis extracts. These natural extracts could also be tested in conjunction with already approved and common synthetic drugs for patients that undergo chemotherapy for the most personally tailored therapy. This multilayer method is producing a large-scale database that will capture the knowledge gained as to the unique effects of different combinations of cannabinoid compounds on diverse malignancies. Coextensive with the development of the automated high-throughputsystem, we are also developing proprietary and novel compounds targeting diverse and specific types of tumors.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2014 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 15, 2014.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
May 31st, 2015

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from its operations, has incurred a net loss of $336,467 for the nine months ended May 31, 2015 and has incurred cumulative losses since inception of $1,074,218. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Intangible Assets

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consisted of in-process Research & Development technology, the cumulative result of its years of institutional scientific knowledge in the fields of Molecular Biology, Cancer and Pharmacology research. Cannabics executed an Exclusivity clause whereby from that day forth they have carried forward their research and development as part of, and for the exclusive benefit of the Company. Additionally Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective projects of the Company.

The shares were valued at $0.25 per share based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. The total value of the shares of $4,559,899 was reduced by the cash received from Cannabics of $150,000, for a net value of the intangible assets of $4,409,899.

Management has determined that the intangible assets have indefinite lives, and as such, are not amortized on a period basis. The value of the intangible assets will be tested for impairment of their value on an as needed basis, no less than annually. There was no impairment recorded for the three and nine months ended May 31, 2015 and the year ended August 31, 2014. Note the method by which we have calculated the carrying value of the subsidiary's holdings and rights to the use of the intangible assets originally held by a common non-consolidated parent is currently under review, and should our methodology change moving forward, this could result in significant changes concerning the reported value.

Note 3 – Related Party Transactions

During the year ended August 31, 2014, Cannabics advanced $48,800 to the Company for working capital purposes resulting in a balance outstanding at August 31, 2014 of $48,800. During the nine months ended May 31, 2015, Cannabics advanced an additional $135,684 resulting in a balance of $184,483 at May 31, 2015. The advance is due on demand and bears no interest.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
May 31st, 2015

(Unaudited)

Note 4 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the quarter ended May 31, 2015, the following transactions took place.

On April 8th, 2015, pursuant to a Consulting Agreement with our CFO Dov Weinberg, the Company issued 90,000 common shares to Mr. Weinberg valued at $.20 per share.

On May 1st, 2015, pursuant to a Consulting Agreement with a strategic industry consultant, the Company made a resolution to issue 50,000 common shares, valued at $.20 per share, to the Consultant.

Note 5 – Commitments and Contingencies

Effective December 1, 2014, the Company leased office space for its research and development activities in Caesarea, Israel under a multiple year non-cancelable operating lease that expired November 30, 2016. The lease agreement had certain escalation clauses and renewal options.

On March 1st 2015 the company terminated this lease agreement and as of May 31, 2015, the total amount due is $4,000.

On May 1st, 2015, the Company entered into a Consulting Agreement with a strategic industry consultant, under which the Company shall issue 50,000 common shares to the Consultant as recompense for their services.

Rent expense for the nine months ended May 28, 2015 was $11,438.

As required by the lease, the Company had provided an unconditional bank guarantee in the amount of $5,100 to ensure the Company’s obligations are met under the lease. This guarantee was terminated simultaneously with the termination of the lease agreement.

Note 6 – Subsequent Events

On June 2nd, 2015, pursuant to the Consulting Agreements with two members of the Advisory Board, the Company issued a total of 160,000

Common shares to the Advisors.

Also on June 2nd, 2015, pursuant to the Consulting Agreement with a strategic advisor, the Company issued 30,000 common shares to the Consultant.

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

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consists of in-process Research & Development technology, the cumulative result of its years of scientific institutional knowledge in the fields of Molecular Biology, Cancer and Pharmacology research. Additionally Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective projects of the Company. Cannabics executed an Exclusivity clause whereby from that day forth they have carried forward their research and development as part of, and for the exclusive benefit of the Company, which initial findings have now branched out into new and divergent discoveries.

On July 31st, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This Technology is the basis for the company’s IP of “CANNABICS SR”, which is a standardized and long acting medical cannabis capsule. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection.

On August 25th, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to the advanced research and development in the company’s research and development in Israel.

On October 20th, 2014, Cannabics Pharmaceuticals Inc. received Government Certification from the Ministry of Health in Israel for the establishment of an advanced R&D laboratory dedicated to biology and cancer research and development of cannabinoid-based therapies. R&D is conducted to date in Israel and has resulted in an IP portfolio that includes proprietary formulation methods of cannabinoid extracts that enable a sustained release PK profile of the active ingredients upon oral administration. Their first technology is labeled as “Cannabics SR” - a standardized, high bioavailability, sustained release medical cannabis capsule that is based on cannabinoid extracts from selected strains of medical cannabis.  The Cannabics SR proprietary formulation was shown to provide a steady and elongated state level of beneficial therapeutic effects. In Israel, numerous patients (most of them oncology patients) have already been treated utilizing the technology of this unique delivery system; with both patients and doctors reporting high levels of satisfaction from the uniformity and long lasting therapeutic effects of this new method.

On November 4th, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Kalapa Holdings (Spain) for the licensing of the Company’s CANNABICS SR technology. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Spain, exclusively through Kalapa Holdings and its subsidiaries in strict compliance with Spanish law and regulations to certified patients.

On December 18th, 2014, Cannabics Pharmaceuticals Inc. executed a letter of engagement with Mountain High Products in Colorado, for the latter’s exclusive manufacturing of a capsule based upon the Company’s proprietary formula via an IP License. Mountain High Products will manufacture their capsule in strict compliance under its license in Colorado as a registered “Medical Marijuana-Infused Products Manufacturer”.

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

On January 29, 2015 the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel. You can view the details of this study from the NIH website at http://www.cancer.gov/clinicaltrials/search/view?cdrid=769090&version=HealthProfessional&protocolsearchid=12509449

On February 15, 2015 the Company executed of a Research Agreement with the Technion Research & Development Foundation Ltd (Israel) to undertake a Research Project entitled "The Assessment of the Antitumor Activity of the Whole Cannabis Plant Extract, Components and Derivatives Thereof". The Research Project is scheduled to last one calendar year. Under the terms of the Agreement, Cannabics Pharmaceuticals will collaborate under the supervision of the Head of Technion’s Laboratory of Cancer Biology and Cannabinoid Research. The purpose of this Research is to develop a diagnostic and therapeutic system to harness the anti-cancer properties of active cannabis-based ingredients. The study will screen and evaluate different types of human cancer cells treated with a multitude of cannabinoid combinations and observe and catalogue the effects thereof. Technion is consistently ranked among the world’s top science and Technology Research Universities. The Faculty of Biology is comprised of 23 independent research groups, focusing on a variety of aspects of Cellular, Molecular and Developmental Biology. The faculty has extensive collaborations with the pharmaceutical and biotechnology industries.

Plan of Operation

We are dedicated to the scientific development of advanced and sophisticated cannabinoid-based therapies. The Company’s main focus is development of various new and innovative biotechnological tools aimed at better understanding the anti-tumor properties that respond to active ingredients sourced from the cannabis plant. These advanced tools include personalized medicine therapies, innovative delivery systems for cannabinoids, and procedures based on cannabis originated compounds and personal bioinformatics tools. The initial results from our joint research with the Technion Institute have already been publicly released and are deemed quite positive. The company intends to monetize our proprietary laboratory knowledge in several ways, including to license to other Pharmaceutical companies through various joint research arrangements.

Results of Operations

For the Three Months Ended May 31st, 2015 and 2014

Revenues

We had no revenue for the three months ended May 31st, 2015 and 2014.

Operating Expenses

For the three months ended May 31st, 2015 our total operating expenses were $153,842 compared to $4,814 for the three months ended May 31st, 2014 resulting in an increase of $149,028. The increase is attributable to increases in research and development expenses of $71,189; sales and marketing expenses of $19,836 and depreciation of $367; offset by a decrease in General and administration expenses of $7,636. Further, during the quarter ended May 31, 2014, there were discontinued operations of $50,000

The net loss was $153,842 for the three months ended May 31st, 2015 compared to $55,854 for the three months ended May 31st, 2014.

For the Nine Months Ended May 31st, 2015 and 2014

Revenues

We had no revenue for the nine months ended May 31st, 2015 and 2014.

Operating Expenses

For the nine months ended May 31st, 2015 our total operating expenses were $336,467 compared to $98,376 for the nine months ended May 31st, 2014 resulting in an increase of $238,091. The increase is attributable to increases in general and administrative expenses of $30,578; professional and consulting fees of $37,706; legal fees of $33,575; sales and marketing expenses of $50,836; research and development expenses of $84,293; and depreciation of $1,103.

As a result the net loss was $336,467 for the nine months ended May 31st, 2015 compared to $101,385 for the nine months ended May 31st, 2014.

Liquidity and Capital Resources

Overview

As of May 31st, 2015, the Company had $21,551 in cash and a negative working capital of $177,387. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, sales and marketing expenses, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Nine Months Ended May 31st, 2015 compared to the Nine Months ended May 31st, 2014

We used cash in operations of $151,080, for the nine months ended May 31st, 2015 compared to cash used in operations of $145,735, for the nine months ended May 31st, 2014. The negative cash flow from operating activities for the nine months ended May 31st, 2015 is primarily attributable to the Company's net loss from operations of $336,467, offset by depreciation of $1,103, transfers from related party of $135,684, and stock issued (or to be issued) of $45,500. Cash used in operations for the nine months ended May 31st, 2014 is primarily attributable to the Company's net loss from operations of $101,385 and by the net changes in operating assets and liabilities of $74,350.

Cash used in investing activities for the nine months ended May 31st, 2015 was $3,711, consisting of the acquisition of equipment compared to 30,000 consisting of an acquisition of mineral property during the nine months ended May 31st, 2014.

Cash generated in our financing activities was $78,333 consisting of the sale of common stock for the nine months ended May 31st, 2015, compared to $102,980 cash generated from the sale of common stock during the comparable period in 2014.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2014, included in our Annual Report on Form10-K as filed on December 15, 2014, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31st, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Date: July 15th, 2015	By:	/s/ Itamar Borochov
Itamar Borochov
Chief Executive Officer (Principal Executive Officer)

