Form 10-K/A
period 2014-08-31
Cannabics Pharmaceuticals Inc.
filed 2015-10-23
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

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

Note – This Amendment to our previous 10-K is filed to restate the previous transaction value associated with certain Intangible Assets of April 25th, 2014.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, and “CNBX” means Cannabics Pharmaceuticals Inc., unless otherwise indicated.

PART I

Item 1. Description of Business

We were previously an exploration stage mining company which has transitioned now into a bio-tech company. We currently have an IP Licensing Agreement in Spain and an MOU for a second in Colorado, USA, but do not anticipate earning revenue prior to the end of this (fourth calendar) quarter. We can provide no assurance that we will be able to successfully license our technology or that said licensing agreements will be commercially viable.

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

On July 24th, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consists of in-process Research & Development technology, the cumulative result of its years of scientific institutional knowledge in the fields of Molecular Biology, Cancer and Pharmacology research. Additionally Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective projects of the Company. Cannabics executed an Exclusivity clause whereby from that day forth they have carried forward their research and development as part of, and for the exclusive benefit of the Company, which initial findings have now branched out into new and divergent discoveries.

On July 31st, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This patent is the basis for the company’s “CANNABICS SR” technology, which consists of the IP for standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection.

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

Management Experience

Cannabics Pharmaceuticals Inc.’s management team is highly experienced in various aspects of biotech and pharmaceutical management. The scientific team has a long cumulative track record in cancer and CNS research, pharmaceutical development, clinical studies and a deep hands-on understanding of the medical cannabis industry.

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

Company Overview –

CANNABICS PHARMACEUTICALS, INC. is based in Bethesda, Maryland, and is dedicated to the development and licensing of advanced and sophisticated cannabinoid-based treatments and therapies. The Company’s main focus is development and marketing of various new and innovative therapies and biotechnological tools aimed at providing relief from diverse ailments that respond to active ingredients sourced from the cannabis plant. These advanced tools include innovative delivery systems for cannabinoids, personalized medicine therapies and procedures based on cannabis originated compounds and bioinformatics tools.

The Company was founded by a group of Israeli researchers from the fields of cancer research, pharmacology and molecular biology. Its current flagship Intellectual Property is named “CANNABICS SR”, a proprietary formulation to create a long acting medical cannabis capsule that was shown in observational studies in Israel to provide 10-12 hours of beneficial therapeutic effects and indicated initially as a palliative care therapy for cancer patients. This proprietary delivery method enables a convenient once per day dosing regimen of medical cannabis to patients.

The Company has a dedicated team of scientists that are working constantly on creating new technologies of medical cannabis care for patients in diverse indications. The company’s Research and Development laboratory is located in Israel which has allowed for the use of medical cannabis since the 1990s, and has a favorable regulatory attitude towards the conducting of Cannabis based clinical studies in Israeli hospitals – in contrast to the legal situation in the United States where clinical research on medical cannabis is still illegal. This structure is an extraordinary corporate advantage, and markedly separates the company from similarly minded companies.

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

Through the large body of research that is conducted by its scientists and affiliated partners, the Company has been able to gain in-depth knowledge of the various therapeutic effects of diverse cannabis strains and identify patterns of cannabinoid ratios that are useful in treating various indications. The Company is currently preparing to launch several collaborative programs with several leading academic research and medical centers in Israel and Europe in order to further establish the beneficial therapeutic effects of its proprietary Intellectual Property, and to refine its development of novel treatments for debilitating ailments. These programs are tentatively scheduled to begin in the first quarter of 2015, though are dependent upon adequate funding.

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

Cannabics Pharmaceuticals Inc. has developed its proprietary “CANNABICS SR” long acting formulation in order to address these specific unmet needs of medical cannabis needs described above. This sophisticated and advanced formulation is the core technology embedded in CANNABICS SR technology. Our technology allows for standardized and long acting medical cannabis dosage, designed for specific and various indications. The proprietary formulation ensures the patient experiences a constant, steady state level of beneficial effects within the therapeutic window for a 10 – 12 hour span. The unique long acting formulation allows for once-per-day dosing regimen that provides the desired therapeutic effects of medical cannabis throughout the day. Thus, our technology enables a safe, effective and reproducible administration method and fulfils the unmet needs of both patients and physicians.

The Cannabics SR technology perfectly solves one of the major concerns of medical cannabis patients, which is the initial high peak of active cannabinoids concentration in the plasma soon after administration. This high peak is a common feature of immediate release cannabis administration methods, and can cause undesirable side effects such as disorientation and dizziness. The unique pharmacokinetic profile of our technology helps to avoid this undesired result. The CANNABICS technology assumes only natural pure extracts of active cannabinoids from specifically selected strains of medical cannabis, that are carefully chosen to serve the unique needs of patients suffering from specific indications. There are no synthetic compounds involved. The CANNABICS technology is pre-designed to fit the currently existing medical cannabis regulations in, Israel, Europe and certain US States which are licensed as a “Medical Marijuana Infused Products Manufacturer” (§12-43.3-404 CRS). The ingredients used in the proprietary CANNABICS SR formulation are all certified food grade ingredients (recognized by the FDA as “G.R.A.S.” – Generally Regarded as Safe) and the formulation is free of any artificial additives or chemical substances. Thus the CANNABICS SR technology is fully compliant with the current cannabis infused edible product regulatory definition, which is in fact very similar to a regular food supplement regulatory definition.

As a result, CANNABICS technology is exempt from long and arduous pharmaceutical development processes and does not require additional regulatory approval beyond the standard “Medical Marijuana Infused Products Manufacturer” license from a licensee (the “manufacturer”) in order to reach the market. This unique position distinguishes CANNABICS SR technology from other options currently available in the market. On the one hand, the technology proffers a fully standardized and reproducible product that has compliance for GMP manufacturing standards just as one would expect from any pharmaceutical product; and on the other hand it is pre-designed to allow for use of this technology without long, arduous and extremely expensive regulation processes that are typical in the pharmaceutical industry.

In order to establish the goal of true standardization and reproducibility and to indeed rank as one of the leading medical cannabis technologies in the market, Cannabics Pharmaceuticals, Inc. has recently achieved Good Manufacturing Practices (GMP) capabilities. GMP regulations are designed to ensure that products are produced and controlled according to the highest industry quality standards. Adhering to these practices ranks Cannabics among a very limited number of medical cannabis technologies available in the market that are capable of being manufactured according to GMP standards. An additional goal of the company is to be one of the first and few companies in the world to commercialize its clinically tested cannabis-based technology. In furtherance of this goal, Cannabics Pharmaceuticals Inc. is preparing to launch a series of clinical studies in renowned medical centers in Israel where the Company’s R&D division is strategically located. Achievement of GMP manufacturing capabilities is an important pre-requisite for the initiation of these clinical studies. The efficacy and safety data collected in these formal clinical studies, together with the superior pharmacokinetic profile of the Cannabics SR formulation, will be the key advantage of Cannabics in the medical cannabis arena.

Cannabics Pharmaceuticals Inc. is now preparing to initiate its technology through a strategic partner in the state of Colorado and EU markets under existing medical cannabis regulatory pathways, while simultaneously preparing to launch a series of formal clinical studies in order to establish the unique medical benefits of its technologies for patients suffering from various indications.

The company’s business model is solely based on technology development and IP out-licensing to licensed and certified producers for marketing. The Company’s technologies are licensed to a strategic partner in compliance with each country’s and/or US state’s statutory regulations and exclusively to licensed and authorized medical cannabis local licensees that have adequate production and marketing capabilities. Within the US, Cannabics Pharmaceuticals Inc. itself does not manufacture, distribute, dispense or possess any controlled substances, including cannabis or cannabis based preparations, it merely licenses its IP. Within Israel, Europe and other territories outside the US, Cannabics Pharmaceuticals Inc. may employ a different business model through gaining adequate licenses under the appropriate regulations in each territory, all in full compliance with local rules and regulations in each country. Cannabics Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not produce or provide any product in any location.

You can see an interview with our CEO Dr. Zohar Koren here – https://www.youtube.com/watch?v=BdVW_b5hsMM

Intellectual Property

On July 31, 2014, the Company filed an exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This technology is the basis for the company’s “CANNABICS SR” technology, which is the basis of a standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously a Patent Application was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection.

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

Regulations

Cannabics Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not produce, manufacture or provide any product in any location. We are duly licensed by the Israeli Health Ministry for our research in Israel. Beyond the Israeli Health Ministry (by whom we are licensed), we are not under the aegis of any Federal or State regulatory scheme. Any licensee whom we engage must be duly licensed and certified according to all pertinent local government regulations.

It is imperative for the reader of this report to recognize that the company itself does not manufacture, distribute, or dispense any controlled substances, including cannabis, rather it develops proprietary technologies that are then licensed for use by certified and governmentally approved manufacturers. However, as is well known, US Federal regulations continue to consider Cannabis a schedule 1 drug, meaning that it has no currently accepted medical use in treatment, and thus illegal under Federal US laws. As such, the company could be deemed to be at variance with the Federal Controlled Substances Act.

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

As discussed in Note 12, Management subsequently discovered that an error had been made in the Company’s financial statements concerning the fair value assigned to the acquisition of certain technology rights from a related party. This resulted in the value of intangible assets being overstated by $4,409,899 and an overstatement of additional paid-in capital of the same amount.

MartinelliMick PLLC
Spokane, Washington

December 15, 2014, except for Note 12 as to which the date is August 17th, 2015.

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	August 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$98,768	$72,755
Prepaid expenses	13,989	–
Total current assets	112,757	72,755

Equipment, net	1,465	–

Intangible assets	–	–
Total assets	$114,222	$72,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$25,340	$47,350
Due to a related party	48,800	130,798
Total current liabilities	74,140	178,148

Total liabilities	74,140	178,148

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized,100,250,000 and 1,360,406 shares issued and outstanding at August 31, 2014 and 2013, respectively	10,025	136
Additional paid-in capital	767,808	362,217
Accumulated deficit	(737,751)	(467,746)
Total stockholders' equity (deficit)	40,082	(105,393)

Total liabilities and stockholders' equity (deficit)	$114,222	$72,755

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations

	For the Year Ended August 31,
	2014 (restated)	2013
Operating expenses:
General and administrative expenses	40,435	100
Interest expenses and bank charges	971	179
Consulting fees	107,500	–
Professional fees	47,215	57,832
Legal fees	15,500	–
Transfer agent	4,425	–
Depreciation	86	–

Total operating expenses	216,132	58,111

Loss from operations	(216,132)	(58,111)

Other income (expense):
Foreign exchange gain/(loss)	(3,009)	1,710
Total other income (expense)	(3,009)	1,710

Loss before income taxes	(219,141)	(56,401)

Provision for income taxes	–	–

Net loss from continuing operations	(219,141)	(56,401)

Net loss from discontinued operations	(50,864)	(0)

Net loss	$(270,005)	$(56,401)

Net loss per share - basic and diluted:

Net loss from continuing operations	$(0.00)	$(0.04)

Net loss from discontinued operations	$(0.00)	$(0.00)

Net loss	$(0.01)	$(0.04)

Weighted average number of shares outstanding - Basic and Diluted	51,632,445	1,360,406

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

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended August 31, 2013 and 2014

	Common stock		Additional		Total
			paid in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance, August 31, 2012	1,360,406	$136	$362,217	$(411,345)	$(48,992)

Net loss for the year ended August 31, 2013	–	–	–	(56,401)	(56,401)

Balance, August 31, 2013	1,360,406	$136	$362,217	$(467,746)	$(105,393)

Issuance of 40,400,000 shares of common stock for cash	40,400,000	4,040	98,940	–	102,980

Issuance of 40,000,000 shares of common stock in conversion of loan from shareholder	40,000,000	4,000	96,000	–	100,000

Issuance of 250,000 shares of common stock for services	250,000	25	62,475	–	62,500

Issuance of 18,239,594 shares of common stock and value of intangible asset acquired in conjunction with collaboration and exclusivity agreement	18,239,594	1,824	148,176	–	150,000

Net loss for the year ended August 31, 2014	–	–	–	(270,005)	(270,005)

Balance, August 31, 2014 (Restated)	100,250,000	$10,025	$767,808	$(737,751)	$40,082

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

Depreciation expense was $86 for the year ended August 31, 2014.

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

Goodwill and Intangible Assets

Under FASB ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill and indefinite life intangible assets are not amortized to expense, but rather that it is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Company did not identify any impairment on its outstanding intangible assets from its most recent testing, which was performed as of August 31, 2014. If certain events occur which might indicate such intangible assets have been impaired, the intangible assets are tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as customer lists, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight-line method over estimated useful lives of five years. The Company has no finite life intangible assets, nor any value ascribed to intangible assets as of August 31, 2014.

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

The Company has determined that fair value measurement is not allowable where there are entities under common control and cost should be used based on the carrying book value of the seller’s intangible. So that the only value ascribed to this transaction is the cash received for the transfer of the additional shares to the controlling parent company. See Note 12.

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

During the year ended August 31, 2014, the Company issued 18,239,594 shares of its common stock to Cannabics Inc. in connection with the July 24, 2014 Collaboration & Exclusivity Agreement (the “Agreement”) between the Company and Cannabics Inc. Pursuant to the agreement, the Company received $150,000 cash from Cannabics Inc.

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

On December 11th, 2014, the Company executed a Letter of Engagement with Mountain High LLC, a Colorado based company towards a contemplated IP Licensing Agreement. Said Letter contemplates several months of cooperation and joint engagement, which if deemed mutually satisfactory, shall lead to a Definitive IP Licensing Agreement for the Company’s CANNABICS SR medical technology to be exclusively manufactured by Mountain High LLC within the state of Colorado.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 12 – Correction of an Error--Technology Rights

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

Cannabics has executed an Exclusivity clause whereby from that day forth they shall carry on their research and development as part of, and for the exclusive benefit of the Company. Additionally Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective short-term projects of the Company. This transaction was originally valued based upon the stock received by the parent company and the Company recognized $4,409,899 in the value ascribed to the intangible intellectual property rights being transferred.

Management later discovered that that the fair value methodology used in the transaction was specifically inappropriate for companies under common control in accordance with ASC 815-10 and that no additional value other than any carry over basis in the intangibles could be attributed to the stock.. So that the only value ascribed to this transaction is the cash received for the transfer of the additional shares to the controlling parent company. The financial statements have been corrected for this error with intangible assets and additional paid-in capital each being reduced by $4,409,899 for the year ended August 31, 2014. There was no effect upon net income, losses per share or accumulated deficit from this correction.

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

Item 11. Executive Compensation

To date we have no employees. We have begun to pay monthly salaries to one of our Directors and Counsel as of August, 2014. For the current year ending August 31, 2014, only one Director received a monthly payment of $5,000 for FY 2014. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have positive and stable cash flows.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Summary Compensation Table

Name and principal position	FY	Salary($)	Bonus($)	Stock awards($)	Option awards($)	Non-equityincentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings($)	All other compensation($)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eyal Ballan	‘14	5,000	0	0	0	0	0	0	5,000

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

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	88,289,594	88.3%
Dr. Zohar Koren	88,289,594	88.3%
Dr. Eyal Ballan	88,289,594	88.3%
Itamar Borochov	88,289,594	88.3%
All directors and executive officers, as a group	88,289,594	88.3%

*Our 3 Directors Dr. Zohar Koren, Dr. Eyal Ballan, and Itamar Borochov are also Directors of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

*The Directors of the Company hold positions in Cannabics, Inc., the majority holder. The relative positions of Cannabics, Inc. are listed below:

Shareholder	Common Stock	% Issued
Zohar Koren	235	22.82%
Eyal Ballan	235	22.82%
Shay Avraham Sarid	235	22.82%
Itamar Borochov	235	22.82%
Seach Sarid Ltd.	40	3.88%
Ariel Kirtchuk	25	2.43%
Eyal Bar-ad	25	2.43%
Total	1,030	100.00%

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

PART IV

Item 15. Exhibits

Exhibit 3.1	Amended Articles of Incorporation, Cannabics Pharmaceuticals Inc., incorporated by reference from Form 8K filed June 20th, 2014

Exhibit 3.2	Bylaws of Cannabics Pharmaceuticals *

Exhibit 3.3	Subsidiary – G.R.I.N. Ultra Ltd – Board Resolution Authorizing Creation. *

Exhibit 3.4	Subsidiary – G.R.I.N. Ultra Ltd – Official Companies Listing (Israel) *

Exhibit 3.5	Material Contract – Collaboration & Exclusivity Agreement with Cannabics, Inc., incorporated by reference from Form 8K filed July 25th, 2014

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23rd, 2015	By:	/s/ Itamar Borochov
Itamar Borochov, Director Chief Executive Officer

/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

/s/ Dov Weinberg
Dov Weinberg, Chief Financial Officer

