Form 10-Q/A
period 2014-11-30
Cannabics Pharmaceuticals Inc.
filed 2015-11-17
CIK 1343009

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

Note – This Amendment to our previous 10-Q is filed to restate the previous transaction value associated with certain Intangible Assets of November 30, 2014. Other than this, there are no changes to the previously filed 10-Q.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	RESTATED
	November 30,	August 31,
	2014	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$65,618	$98,768
Prepaid expenses	18,211	13,989
Total current assets	83,829	112,757

Equipment, net	4,807	1,465

Intangible assets	–	–

Total assets	$88,636	$114,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$23,038	$25,340
Due to a related party	55,483	48,800
Total current liabilities	78,521	74,140

Other liabilities	–	–

Total liabilities	78,521	74,140

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized,100,633,333 and 100,250,000 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	10,063	10,025
Additional paid-in capital	863,603	767808
Accumulated other comprehensive income	1,858	–
Accumulated deficit	(865,409)	(737,751)
Total stockholders' equity (deficit)	10,115	40,082

Total liabilities and stockholders' equity (deficit)	$88,636	$114,222

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

On July 31, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This patent is the basis for the company’s “CANNABICS SR” technology, which consists of the IP for standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection.

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

These unaudited financial statements should be read in conjunction with our 2014 annual financial statements included in our Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 23, 2015.

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

In our original 10-Q filing of November 30th, 2014, the shares were valued at $0.25 per share based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. The total value attributed to the shares was $4,559,899 which was then reduced by the cash received from Cannabics of $150,000, for a net value of the intangible assets of $4,409,899. This $150,000 cash was booked against additional paid in capital.

Since that time, Management has determined that fair value measurement is not allowable where there are entities under common control and cost should be used based on the carrying book value of the seller’s intangible. So that the only value ascribed to this transaction is the cash received for the transfer of the additional shares to the controlling parent company. See Note 7.

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

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc, a Delaware Corporation and largest shareholder of the Company. Per the terms of the agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics Inc. as well as $150,000. See notes 2 and 7 for additional information.

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

Note 6 – Subsequent Events

On December 18th, 2014, Cannabics Pharmaceuticals Inc. executed a letter of engagement with Mountain High Products in Colorado, for the utilization and distribution of Cannabics SR medical cannabis technology in the Colorado market. Cannabics SR medical cannabis technology will be utilized by Mountain High Products in strict compliance with Colorado laws and regulations of "Cannabis Infused Edible Products" and distributed to certified dispensaries through Mountain High's existing distribution channels.

On December 31st, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Barak Security Ltd (Israel) for the manufacturing and distribution of the Company’s CANNABICS SR line of medical cannabis technology. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Israel and the Czech Republic, exclusively through Barak Security’s licensed affiliates and subsidiaries in strict compliance with all local federal laws and regulations.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 7 - Correction of an Error--Technology Rights

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

In our original 10-Q filing of November 30th, 2014, the shares were valued at $0.25 per share based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. The total value attributed to the shares was $4,559,899 which was then reduced by the cash received from Cannabics of $150,000, for a net value of the intangible assets of $4,409,899. This $150,000 cash was booked against additional paid in capital.

Management later discovered that that the fair value methodology used in the transaction was specifically inappropriate for companies under common control in accordance with ASC 815-10 and that no additional value other than any carry over basis in the intangibles could be attributed to the stock. As such, the only value ascribed to this transaction is the cash received for the transfer of the additional shares to the controlling parent company. The financial statements have been corrected for this error with intangible assets and additional paid-in capital each being reduced by $4,409,899 for the Quarter ending November 30th, 2014. There was no effect upon net income, losses per share or accumulated deficit from this correction.

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

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. The Company’s principle offices are in Bethesda, Maryland. At the same time the Company has changed its course of business to pharmaceutical research and development.

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

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company issued 18,239,594 shares of its common stock to acquire the institutional knowledge of Cannabics, Inc., which primarily consists of in-process Research & Development technology, the cumulative result of its years of scientific institutional knowledge in the fields of Molecular Biology, Cancer and Pharmacology research. Additionally Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective projects of the Company.

On July 31st , 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This technology is the basis for the company’s “CANNABICS SR” line of products, which consists of standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection.

On August 25th, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to the advanced research and development in the company’s research laboratory in Caesarea, Israel. Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Kalapa Holdings (Spain) for the production and distribution of the Company’s CANNABICS SR technology. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be utilized and distributed in Spain, exclusively through Kalapa Holdings and its subsidiaries in strict compliance with Spanish law and regulations to certified patients

On December 18th, 2014, Cannabics Pharmaceuticals Inc. executed a letter of engagement with Mountain High Products in Colorado, for the manufacturing and distribution of Cannabics SR technology in the Colorado market. Cannabics SR medical cannabis technology will be utilized by Mountain High Products in strict compliance with Colorado laws and regulations of "Cannabis Infused Edible Products" and distributed to certified dispensaries through Mountain High's existing distribution channels.

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

On October 20th, 2014, Cannabics Pharmaceuticals Inc. received Government Certification from the Ministry of Health in Israel for the establishment of an advanced R&D laboratory dedicated to medical research and development of cannabinoid-based therapies. R&D is conducted to date in Israel and has resulted in an IP portfolio that includes proprietary formulation methods of cannabinoid extracts that enable a sustained release PK profile of the active ingredients upon oral administration. Our first technology is “Cannabics SR” - a standardized, high bioavailability, sustained release medical cannabis capsule that is based on cannabinoid extracts from selected strains of medical cannabis. The Cannabics SR proprietary formulation was shown to provide a steady state level of beneficial therapeutic effects within the therapeutic window for 10-12 hours. In Israel, numerous patients (most of them oncology patients) have already been treated with Cannabics SR capsules; with both patients and doctors reporting high levels of satisfaction from the uniformity and long lasting therapeutic effects of this unique medical technology.

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

Date: November 16th, 2015	By: /s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

By: /s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

By: /s/ Dov Weinberg
Dov Weinberg, Chief Financial Officer

