Form 10-Q/A
period 2015-02-28
Cannabics Pharmaceuticals Inc.
filed 2015-11-17
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q-A/2

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

Note – This Amendment to our previous 10-Q is filed to restate the previous transaction value associated with certain Intangible Assets of February 28, 2105. Other than this, there are no changes to the previously filed 10-Q.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	RESTATED
	February 28,	August 31,
	2015	2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,211	$98,768
Prepaid expenses	37,273	13,989
Total current assets	45,484	112,757

Equipment, net	4,439	1,465

Intangible assets

Total assets	$49,923	$114,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$11,530	$25,340
Due to a related party	85,483	48,800
Total current liabilities	97,013	74,140

Other liabilities	–	–

Total liabilities	97,013	74,140

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized,100,633,333 and 100,250,000 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	10,063	10,025
Additional paid-in capital	863,603	767,808
Accumulated other comprehensive income	(379)	–
Accumulated deficit	(920,377)	(737,751)
Total stockholders' equity (deficit)	(47,090)	40,082

Total liabilities and stockholders' equity (deficit)	$49,923	$114,222

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Operating expenses:
General and administrative expenses	19,209	1,075	43,830	1,857
Consulting fees	(9,290)	–	40,394	–
Professional fees	23,377	28,263	23,514	41,705
Legal fees	10,103	–	30,048	–
Sales and marketing expenses	–	–	31,000	–
Research and development expense	12,805	–	13,104	–
Depreciation	368	–	736	–
Total operating expenses	56,572	29,338	182,626	43,562
Loss from operations	(56,572)	(29,338)	(182,626)	(43,562)
Other income (expense):
Foreign exchange gain/(loss)	–	(2,852)	–	(1,969)
Total other income (expense)	–	(2,852)	–	(1,969)
Loss before income taxes	(56,572)	(32,190)	(182,626)	(45,531)
Provision for income taxes	–	–	–	–
Net loss	$(56,572)	$(32,190)	$(182,626)	$(45,531)
Net loss per share - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - Basic and Diluted	100,633,333	41,373,740	100,594,291	23,687,478
Net loss	(56,572)	(32,190)	(182,626)	(45,531)
Foreign currency translation gain(loss)	1,225	–	(379)	–
Total comprehensive loss	$(55,347)	$(32,190)	$(183,005)	$(45,531)

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	February 28,	February 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(184,508)	$(45,531)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	736	–
Stock issued for services	17,500	–
Changes in operating assets and liabilities:
Prepaid expenses	(23,284)	–
Accounts payable and accrued liabilities	(13,810)	(36,350)
Due to related party	36,683	9,202
Net cash used in operating activities	(166,683)	(72,679)
Cash flows from investing activities:
Acquisition of equipment	(3,710)	–
Net cash used in investing activities	(3,710)	–
Cash flows from financing activities:
Proceeds from sale of common stock	78,333	101,000
Net cash provided by financing activities	78,333	1,000
Effects of exchange rates on cash	1,503	–
Net decrease in cash	(90,557)	(71,679)
Cash and cash equivalents at beginning of year	98,768	72,755
Cash and cash equivalents at end of year	$8,211	$1,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:
40,000,000 shares of common stock issued in
conversion of loan from shareholder
Due to a related party	$–	$(100,000)
Common stock	$–	$4,000
Additional paid in capital	$–	$(96,000)

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
February 28, 2015

(unaudited)

Note 1– Nature of Business, Presentation and Going Concern

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

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. At this time the Company has changed its course of business to pharmaceutical development.

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

On August 25, 2014, the Company organized G.R.I.N. Ultra Ltd. (“GRIN”), an Israeli corporation, as a wholly-owned subsidiary. GRIN provides research and development activities in Israel.

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

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
February 28, 2015

(unaudited)

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

In our original 10-Q filing of February 28th, 2015, the shares were valued at $0.25 per share based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. The total value attributed to the shares was $4,559,899 which was then reduced by the cash received from Cannabics of $150,000, for a net value of the intangible assets of $4,409,899. This $150,000 cash was booked against additional paid in capital.

Since that time, Management has determined that fair value measurement is not allowable where there are entities under common control and cost should be used based on the carrying book value of the seller’s intangible. So that the only value ascribed to this transaction is the cash received for the transfer of the additional shares to the controlling parent company. See Note 8.

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

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc, a Delaware Corporation and largest shareholder of the Company. Per the terms of the agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics Inc. as well as $150,000. See notes 2 and 8 for additional information.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
February 28, 2015

(unaudited)

Note 4 –Stockholders’ Equity (Deficit)

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

Note 7 – Restatement

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

Note 8 - Correction of an Error--Technology Rights

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

In our original 10-Q filing of February 28th, the shares were valued at $0.25 per share based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. The total value attributed to the shares was $4,559,899 which was then reduced by the cash received from Cannabics of $150,000, for a net value of the intangible assets of $4,409,899. This $150,000 cash was booked against additional paid in capital.

Management later discovered that that the fair value methodology used in the transaction was specifically inappropriate for companies under common control in accordance with ASC 815-10 and that no additional value other than any carry over basis in the intangibles could be attributed to the stock. As such, the only value ascribed to this transaction is the cash received for the transfer of the additional shares to the controlling parent company. The financial statements have been corrected for this error with intangible assets and additional paid-in capital each being reduced by $4,409,899 for the Quarter ending February 28th, 2015. There was no effect upon net income, losses per share or accumulated deficit from this correction.

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

On January 29, 2015 the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel. You can view the details of this study from the NIH website at http://www.cancer.gov/clinicaltrials/search/view?cdrid=769090&version=HealthProfessional&protocolsearchid=12509449.

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

Plan of Operation

We are dedicated to the development of advanced and sophisticated cannabinoid-based treatments and therapies. The Company’s main focus is development and marketing of various new and innovative therapies and biotechnological tools aimed at providing relief from diverse ailments that respond to active ingredients sourced from the cannabis plant. These advanced tools include innovative delivery systems for cannabinoids, personalized medicine therapies and procedures based on cannabis originated compounds and bioinformatics tools. The initial results from our joint research with the Technion Institute have already been released and quite positive. We intend to monetize our laboratory knowledge to other Bio-Tech and pharmaceutical companies through various joint research arrangements; while at the same time bringing our flagship technology, Cannabics SR, a standardized time release capsule, to the market where the licensing regimen is conducive.

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
15

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

