Form 10-Q/A
period 2015-05-31
Cannabics Pharmaceuticals Inc.
filed 2015-11-17
CIK 1343009

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

Note – This Amendment to our previous 10-Q is filed to restate the previous transaction value associated with certain Intangible Assets of May 31, 2015. Other than this, there are no changes to the previously filed 10-Q.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	RESTATED

	May 31,	August 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$21,551	$98,768
Prepaid expenses	4,370	13,989
Total current assets	25,921	112,757

Equipment, net	4,073	1,465

Intangible assets

Total assets	$29,994	$114,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$18,824	$25,340
Due to a related party	184,484	48,800
Total current liabilities	203,308	74,140

Commitments and contingencies	–	–
Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized,100,723,333 and 100,250,000 shares issued and outstanding at May 31, 2015 and August 31, 2014, respectively	10,072	10,025
Additional paid-in capital	881,594	767,808
Shares to be issued	10,000	–
Accumulated other comprehensive income	(762)	–
Accumulated deficit	(1,074,218)	(737,751)
Total stockholders' equity (deficit)	(173,314)	40,082

Total liabilities and stockholders' equity	$29,994	$114,222

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

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(336,467)	$(101,385)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,103	–
Stock issued for services	35,500	–
Stock to be issued for services	10,000	–
Mineral property impairment	–	30,000
Changes in operating assets and liabilities:
Prepaid expenses	9,619	–
Accounts payable and accrued liabilities	(6,516)	(43,552)
Due to related party	135,684	(30,798)
Net cash used in operating activities	(151,077)	(145,735)

Cash flows from investing activities:
Acquisition of mineral property	–	(30,000)
Acquisition of equipment	(3,711)	–
Net cash used in investing activities	(3,711)	(30,000)

Cash flows from financing activities:
Proceeds from sale of common stock	78,333	102,980
Net cash provided by financing activities	78,333	102,980

Effects of exchange rates on cash	(762)	–
Net decrease in cash	(77,217)	(72,775)
Cash and cash equivalents at beginning of year	98,768	72.755
Cash and cash equivalents at end of year	$21,551	$–
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash activities:
Consulting Services received in exchange for stock (to be issued)	$10,000	–
Issuance of stock for professional services performed by CFO	$18,000	$–

40,000,000 shares of common stock issued in conversion of loan from shareholder
Due to a related party	$–	$(100,000)
Common stock	$–	$4,000
Additional paid in capital	$–	$96,000

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

On April 25, 2014, the Company experienced a change in control.  Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Cannabics and Thomas Mills (“Mills”).  On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased from Mills 20,500,000 shares for $198,000, representing 51%of the Company’s outstanding restricted common stock

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. At this time the Company changed its course of business to laboratory research and development.

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

On May 27th, 2015 the Company filed a Patent with the USPTO entitled “A Method of in Vitro High Throughput Screening of Cancer Biopsies with Cannabinoid Extracts”. In essence this patent takes the next step from the cancer cell knowledge already obtained from cell lines in the Technion Laboratory and extends it to a system of analyzing cancer cells taken from patient biopsies, and then testing them against a multitude of cannabinoid combinations for anti-tumor activity via the High Throughput Screening process. This patent formally begins the next phase of the Company, which is Personalized Medicine (PM). We have developed an automated high-throughput method for the screening of different types of cancer cells or biopsies treated with a multitude of cannabis extracts. These natural extracts could also be tested in conjunction with already approved and common synthetic drugs for patients that undergo chemotherapy for the most personally tailored therapy. This multilayer method is producing a large-scale database that will capture the knowledge gained as to the unique effects of different combinations of cannabinoid compounds on diverse malignancies. Coextensive with the development of the automated high-throughput system, we are also developing proprietary and novel compounds targeting diverse and specific types of tumors.

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

In our original 10-Q filing of May 31, 2015, the shares were valued at $0.25 per share based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. The total value attributed to the shares was $4,559,899 which was then reduced by the cash received from Cannabics of $150,000, for a net value of the intangible assets of $4,409,899. This $150,000 cash was booked against additional paid in capital.

Since that time, Management has determined that fair value measurement is not allowable where there are entities under common control and cost should be used based on the carrying book value of the seller’s intangible. So that the only value ascribed to this transaction is the cash received for the transfer of the additional shares to the controlling parent company. See Note 7.

Note 3 – Related Party Transactions

During the year ended August 31, 2014, Cannabics advanced $48,800 to the Company for working capital purposes resulting in a balance outstanding at August 31, 2014 of $48,800. During the three months ended May 31, 2015, Cannabics advanced an additional $135,684 resulting in a balance of $184,483 at May 31, 2015. The advance is due on demand and bears no interest.

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc., a Delaware Corporation and largest shareholder of the Company. Per the terms of the agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics Inc. as well as $150,000. See notes 2 and 7 for additional information.

Note4 –Stockholders’ Equity (Deficit)

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
May 31st, 2015

(Unaudited)

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

In our original 10-Q filing of May 31st, 2015, the shares were valued at $0.25 per share based on an August 2014 Private Placement Memorandum (“PPM”) issued by the Company for 1,000,000 shares of common stock at $0.25 per share. The total value attributed to the shares was $4,559,899 which was then reduced by the cash received from Cannabics of $150,000, for a net value of the intangible assets of $4,409,899. This $150,000 cash was booked against additional paid in capital.

Management later determined that the fair value methodology used in the transaction was specifically inappropriate for companies under common control in accordance with ASC 815-10 and that no additional value other than any carry over basis in the intangibles could be attributed to the stock. As such, the only value ascribed to this transaction is the cash received for the transfer of the additional shares to the controlling parent company. The financial statements have been corrected for this error with intangible assets and additional paid-in capital each being reduced by $4,409,899 for the Quarter ending May 31st, 2015. There was no effect upon net income, losses per share or accumulated deficit from this correction.

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

Operating Expenses

For the three months ended May 31st, 2015 our total operating expenses were $153,842 compared to $4,814 for the three months ended May 31st, 2014 resulting in an increase of $149,028. The increase is attributable to increases in research and development expenses of $71,189; sales and marketing expenses of $19,836 and depreciation of $367; offset by a decrease in General and administration expenses of $7,036. Further, during the quarter ended May 31, 2014, there were discontinued operations of $50,000.

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

Liquidity and Capital Resources

Overview

As of May 31st, 2015, the Company had $21,551 in cash and a negative working capital of $177,387.We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, sales and marketing expenses, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Nine Months Ended May 31st, 2015 compared to the Nine Months ended May 31st, 2014

We used cash in operations of $151,080, for the nine months ended May 31st, 2015 compared to cash used in operations of $145,735, for the nine months ended May 31st, 2014. The negative cash flow from operating activities for the nine months ended May 31st, 2015 is primarily attributable to the Company's net loss from operations of $336,467, offset by depreciation of $1,103, and transfers from related party of $135,684. Cash used in operations for the nine months ended May 31st, 2014 is primarily attributable to the Company's net loss from operations of $101,385 and by the net changes in operating assets and liabilities of $74,350.

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

