Form 10-K
period 2015-08-31
Cannabics Pharmaceuticals Inc.
filed 2016-01-07
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

On August 31st, 2015, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $22,812, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.03. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of December 31th, 2015, the registrant had 102,153,333 shares of its Common Stock, $0.0001 par value, outstanding.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, and “CNBX” means Cannabics Pharmaceuticals Inc., unless otherwise indicated.

PART I

Item 1. Description of Business

We were previously an exploration stage mining company which has transitioned now into a bio-tech company. We currently have an IP Licensing Agreement in Spain, USA, but have not as yet earned revenues. We can provide no assurance that we will be able to successfully license our technology or that said licensing agreements will be commercially viable.

Our Address corporate address is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814; Telephone (877) 424-2429.

The company was previously engaged in the oil and gas exploration business. On April 29th, 2014, the company began a new direction and the majority of the Shareholders of the company elected the current Board of Directors and renamed the Company Cannabics Pharmaceuticals Inc. The Directors form a US based company founded in 2012 by a group of renowned researchers from the fields of molecular biology, cancer research and pharmacology. R&D is conducted in Government licensed labs in Israel with the focus of development of novel and sophisticated cannabinoid based therapies, medications and administration routes for various diseases.

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

On July 24th, 2014, the Company executed a Collaboration Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consists of in-process Research & Development technology, the cumulative result of its years of scientific institutional knowledge in the fields of Molecular Biology, Cancer and Pharmacology research. Additionally Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective projects of the Company. Per the Agreement, from that day forth they have carried forward their research and development as part of, and for the exclusive benefit of the Company, which initial findings have now branched out into new and divergent discoveries.

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

On May 27th, 2015 the Company filed a Patent with the USPTO entitled “A Method of in Vitro High Throughput Screening of Cancer Biopsies with Cannabinoid Extracts ”. In essence this patent takes the next step from the cancer cell knowledge already obtained from cell lines in the Technion Laboratory and extends it to a system of analyzing cancer cells taken from patient biopsies, and then testing them against a multitude of cannabinoid combinations for anti-tumor activity via the High Throughput Screening process. This patent formally begins the next phase of the Company, which is Personalized Medicine (PM). We have developed an automated high-throughput method for the screening of different types of cancer cells or biopsies treated with a multitude of cannabis extracts. These natural extracts could also be tested in conjunction with already approved and common synthetic drugs for patients that undergo chemotherapy for the most personally tailored therapy. This multilayer method is producing a large-scale database that will capture the knowledge gained as to the unique effects of different combinations of cannabinoid compounds on diverse malignancies. Coextensive with the development of the automated high-throughput system, we are also developing proprietary and novel compounds targeting diverse and specific types of tumors.

On October 7th, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. Said Agreements were executed as part of a restructuring of the Company, whereby the Research and Development components were at that time made separate from the Issuer’s continuing business operations.

Per the Agreements, Cannabics, Inc. has Assumed $362,000 of the Issuer’s debts and liabilities in return for Assignment of the provisional patent noted above related to High Throughput Screening and the Issuer’s subsidiary “Grin Ultra, Ltd.”. The Company believes that by eradicating significant current debts and liabilities from the Issuer along with this new division of labor in corporate structure, it is better enabled to focus its energies on current licensing opportunities and agreements already in place, particularly in its world-wide licensing of Cannabics SR capsule technology.

Our Business

We are now engaged in pharmaceutical development.

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

Under Newfoundland law, our mineral licenses may be held for one year after the date of Issuance Date, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. As the primary business of the Company is now the development and marketing of biotechnology therapies, the Company did not maintain its claims for said property, which expired on April 4th, 2015.

Management Experience

Cannabics Pharmaceuticals Inc.’s management team is highly experienced in various aspects of biotech and pharmaceutical management. The scientific team has a long cumulative track record in cancer and CNS research, pharmaceutical development, clinical studies and a deep hands-on understanding of the medical cannabis industry.

Dr. Eyal Ballan, 42, is a co-founder of Cannabics Inc. and is its CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer).  He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors and is a member of the American Academy of Neurology.

Itamar Borochov, 57, is a co-founder of Cannabics Inc. and is its Chief Executive Officer. Mr. Borochov is an environmentalist with experience as an entrepreneur in the fields of organic agriculture and medical botanicals and brings vast expertise in the areas of market intelligence and organizational branding.

Shay Avraham Sarid, 44, is a co-founder of Cannabics Inc., and is the founder of Seach, one of the oldest and largest medical Cannabis farms in Israel. Seach is an official supplier of medical grade Cannabis to the Israeli Ministry of Health and specifically licensed to grow and distribute medical cannabis to authorized patients. Shay is the recent Chairman of the Israeli Medical Cannabis Growers Council.

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

The parent Company Cannabics Inc was founded by a group of Israeli researchers from the fields of cancer research, pharmacology and molecular biology. Its current flagship Intellectual Property is named “CANNABICS SR”, a proprietary formulation to create a long acting medical cannabis capsule that was shown in observational studies in Israel to provide 10-12 hours of beneficial therapeutic effects and indicated initially as a palliative care therapy for cancer patients. This proprietary delivery method enables a convenient once per day dosing regimen of medical cannabis to patients.

The Company has a dedicated team of scientists that are working constantly on creating new technologies of medical cannabis care for patients in diverse indications. The company’s Research is located in Israel which has allowed for the use of medical cannabis since the 1990s, and has a favorable regulatory attitude towards the conducting of Cannabis based clinical studies in Israeli hospitals – in contrast to the legal situation in the United States where clinical research on medical cannabis is still illegal. This structure is an extraordinary corporate advantage, and markedly separates the company from similarly minded companies.

The number of people licensed to receive medical cannabis treatment in Israel numbers around 20,000 - in comparison to over 1,000,000 in the whole of the United States. Therefore, while the Israeli market potential is regarded as limited, the ability to perform clinical studies and use the Israeli market as an “advanced medical Cannabis R&D lab” is proving to be highly advantageous.

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

Through the large body of research that is conducted by its scientists and affiliated partners, the Company has been able to gain in-depth knowledge of the various therapeutic effects of diverse cannabis strains and identify patterns of cannabinoid ratios that are useful in treating various indications. The Company is currently in the midst of several collaborative programs with several leading academic research and medical centers in Israel and Europe in order to further establish the beneficial therapeutic effects of its proprietary Intellectual Property, and to refine its development of novel treatments for debilitating ailments.

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

Long lasting and stable effect profile

An additional substantial drawback of most currently available administration routes of medical cannabis is the short lasting effect profile that they offer, with a typical 3-4 hour effect for smoking, vaporizing and sublingual administration, and a typical 6-7 hour effect for unformulated edible products. As a result, the patient has to re-dose several times throughout the day, and suffers from inconsistent and rapidly variable levels of therapeutic effects. Many patients and physicians report that this is one of the main limitations to the efficacy of currently available medical cannabis therapies, and a major cause for a sub-optimal treatment. Therefore, a substantial unmet need in the medical cannabis field is a long acting product that will provide a steady state level of therapeutic effects for at least 10 hours, and can thus allow a whole day of beneficial response within the therapeutic window upon a once-per-day dosing regimen.

Cannabics Pharmaceuticals Inc. has developed its proprietary “CANNABICS SR” long acting formulation in order to address these specific unmet needs of medical cannabis needs described above. This sophisticated and advanced formulation is the core technology embedded in CANNABICS SR. Our technology allows for standardized and long acting medical cannabis dosage, designed for specific and various indications. The proprietary formulation ensures the patient experiences a constant, steady state level of beneficial effects within the therapeutic window for up to a 10 – 12 hour span. The unique long acting formulation allows for once-per-day dosing regimen that provides the desired therapeutic effects of medical cannabis throughout the day. Thus, our technology enables a safe, effective and reproducible administration method and fulfils the unmet needs of both patients and physicians.

The Cannabics SR technology perfectly solves one of the major concerns of medical cannabis patients, which is the initial high peak of active cannabinoids concentration in the plasma soon after administration. This high peak is a common feature of immediate release cannabis administration methods, and can cause undesirable side effects such as disorientation and dizziness. The unique pharmacokinetic profile of our technology helps to avoid this undesired result. The CANNABICS technology assumes only natural pure extracts of active cannabinoids from specifically selected strains of medical cannabis, that are carefully chosen to serve the unique needs of patients suffering from specific indications. There are no synthetic compounds involved. The CANNABICS technology is pre-designed to fit the currently existing medical cannabis regulations in Israel, Europe and certain US States which are licensed as a “Medical Marijuana Infused Products Manufacturer” (§12-43.3-404 CRS). The ingredients used in the proprietary CANNABICS SR formulation are all certified food grade ingredients (recognized by the FDA as “G.R.A.S.” – Generally Regarded as Safe) and the formulation is free of any artificial additives or chemical substances. Thus the CANNABICS SR technology is fully compliant with the current cannabis infused edible product regulatory definition, which is in fact very similar to a regular food supplement regulatory definition.

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

In order to establish the goal of true standardization and reproducibility and to indeed rank as one of the leading medical cannabis technologies in the market, Cannabics Pharmaceuticals, Inc. has achieved Good Manufacturing Practices (GMP) capabilities. GMP regulations are designed to ensure that products are produced and controlled according to the highest industry quality standards. Adhering to these practices ranks Cannabics among a very limited number of medical cannabis technologies available in the market that are capable of being manufactured according to GMP standards. An additional goal of the company is to be one of the first and few companies in the world to commercialize its clinically tested cannabis-based technology. In furtherance of this goal, Cannabics Inc. has now undertaken a series of clinical studies in renowned medical centers in Israel where the R&D division is strategically located. Achievement of GMP manufacturing capabilities is an important pre-requisite for the initiation of these clinical studies. The efficacy and safety data collected in these formal clinical studies, together with the superior pharmacokinetic profile of the Cannabics SR formulation, will be the key advantage of Cannabics in the medical cannabis arena.

Cannabics Pharmaceuticals Inc. has now initiated its technology through a strategic partner in the state of Colorado and EU markets under existing medical cannabis regulatory pathways, while simultaneously preparing to launch a series of formal clinical studies in order to establish the unique medical benefits of its technologies for patients suffering from various indications.

The company’s business model is solely based on technology development and IP out-licensing to licensed and certified producers for marketing. The Company’s technologies are licensed to a strategic partner in compliance with each country’s and/or US state’s statutory regulations and exclusively to licensed and authorized medical cannabis local licensees that have adequate production and marketing capabilities. Within the US, Cannabics Pharmaceuticals Inc. itself does not manufacture, distribute, dispense or possess any controlled substances, including cannabis or cannabis based preparations, it merely licenses its IP. Within Israel, Europe and other territories outside the US, Cannabics Pharmaceuticals Inc. may employ a different business model through gaining adequate licenses under the appropriate regulations in each territory, all in full compliance with local rules and regulations in each country. Cannabics Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not itself produce or provide any product in any location.

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

On May 27th, 2015 the Company filed a Patent with the USPTO entitled “A Method of in Vitro High Throughput Screening of Cancer Biopsies with Cannabinoid Extracts ”. In essence this patent takes the next step from the cancer cell knowledge already obtained from cell lines in the Technion Laboratory and extends it to a system of analyzing cancer cells taken from patient biopsies, and then testing them against a multitude of cannabinoid combinations for anti-tumor activity via the High Throughput Screening process. This patent formally begins the next phase of the Company, which is Personalized Medicine (PM). We have developed an automated high-throughput method for the screening of different types of cancer cells or biopsies treated with a multitude of cannabis extracts. These natural extracts could also be tested in conjunction with already approved and common synthetic drugs for patients that undergo chemotherapy for the most personally tailored therapy. This multilayer method is producing a large-scale database that will capture the knowledge gained as to the unique effects of different combinations of cannabinoid compounds on diverse malignancies. Coextensive with the development of the automated high-throughput system, we are also developing proprietary and novel compounds targeting diverse and specific types of tumors.

On October 7th, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. Said Agreements were executed as part of a restructuring of the Company, whereby the Research and Development components were at that time made separate from the Issuer’s continuing business operations. As per these Agreements, the Intellectual Property referenced above was assigned to Cannabics Inc.

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

Regulations

Cannabics Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not produce, manufacture or provide any product in any location. We are duly licensed by the Israeli Health Ministry for our research in Israel. Beyond the Israeli Health Ministry (by whom we are licensed), we are not under the aegis of any Federal or State regulatory scheme as we have no manufacturing activity. Any licensee whom we engage must be duly licensed and certified according to all pertinent local government regulations.

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

Employees

As of August 31, 2015, the Company had 2 employees, one of which was our Director Eyal Ballan, who, along with our administrative assistant were given monthly salaries. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

The Company is currently resolving the definition of certain regulatory terminology with the staff of Corporate Finance.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CNBX".  As of December 11th, 2015, the Company’s common stock was held by 53 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW

August 31, 2015	$0.20	$0.15
May 31, 2015	$0.27	$0.18
February 28, 2015	$0.30	$0.18
November 30, 2014	$0.49	$0.23
August 31, 2014	$1.18	$0.20

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On December 15th, 2015, the shareholders' list of our shares of common stock showed 54 registered holders of our shares of common stock and 102,153,333 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2015, the Company issued 713,333 shares of its common stock to 2 investors for cash of $128,333.25, or an average of $0.18 per share,one of the issuances included 1,600,000 warrants. During the year ended August 31, 2015, the Company issued 540,000 shares of its common stock to 8 consultants for services rendered at a fair value of $83,123, or an average of $0.16 per share.

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

The Company was originally engaged in the exploration, development and production of oil and gas projects within North America, but was unable to operate profitably. In May 2011, the Company suspended its oil and gas operations and changed its business to toll milling and refining and mine development. As of April 2014, the Company has changed its course of business to Biotechnology Pharmaceutical development. As such, the Company has divested itself of its former mining properties.

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

Results of Operations

Year ended August 31, 2015 compared to the year ended August 31, 2014

As of May 21, 2014, the Company has changed its course of business from toll milling and refining, mineral exploration and mine development to laboratory research and development. As such, all operations relating to toll milling and refining, mineral exploration and mine development were discontinued.

Revenues

The Company had no revenue for the years ended August 31, 2015 and 2014. In the year ended August 31 2014 the company has changed its course of business to laboratory research and development and Marketing activities.

Operating and Other Expenses

For the year ended August 31, 2015 our total operating expenses were $539,526 compared to $216,132 for the year ended August 31, 2014 resulting in an increase of $323,394. The increase is attributable mainly to increases in; research and development expenditures of $139,438, general and administrative expenses of $59,503 marketing expenses of $62,715, professional fees of $45,910 and legal fees of $45,796, and a reduction of $34,611 in consulting fees. The net loss for the year ended August 31, 2015 was $541,387 compared to $270,005 for the year ended August 31, 2014. During the year ended August 31, 2014, we incurred a loss from discontinued operations of $50,864.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2015, as well as August 31, 2014, we funded our operations through sales of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2015 has been for normative corporate operating expenses and research relating to our proprietary materials.

Liquidity and Capital Resources during the year ended August 31, 2015 compared to the year ended August 31, 2014

As of August 31, 2015, we had cash of $25,229. The Company used cash in operations of $179,055 for the year ended August 31, 2015 compared to cash used in operations of $195,416 for the year ended August 31, 2014. The negative cash flow from operating activities for the year ended August 31, 2015 is primarily attributable to the Company's net loss from operations of $541,387, offset by depreciation of $1,304, stock issued for services of $83,123, and decrease in prepaid expenses of 13,715, funding from related party of 175,683 and increase of account payables and accrued liabilities of $88,507.

During the year ended August 31, 2015, the Company received $108,556 from the sale of common stock, compared to $252,980 in the year ended August 31, 2014, in which the Company received $102,980 from the sale of common stock and $150,000 in conjunction with an exclusivity and collaboration agreement.

At August 31, 2015, we had a cash balance of $25,229. We anticipate cash needs of approximately $300,000 to $350,000 to sustain our current level of operations. We will rely on sales of our common stock, payments from licensing agreements and advances from our majority shareholder, as needed, to fund our operations. Any such sales of equity or debt securities are not certain and may not occur.

On August 5th, 2015 the Company issued a Private Placement Memorandum for the sale of up to 3,125,000 shares of our common stock at $0.125 per share. As of the date of this report, we have received paid subscriptions for a total of $50,000 minus issuance expenses.

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

(fka MartinelliMick PLLC)

218 North Bernard

Spokane, WA 99201

To the Board of Directors and Shareholders

Cannabics Pharmaceuticals Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Cannabics Pharmaceuticals Inc. as of August 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods then ended. Cannabics Pharmaceuticals Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cannabics Pharmaceuticals Inc. as of August 31, 2015 and 2014, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $541,387 for the year ended August 31, 2015 and has incurred cumulative losses since inception of $1,279,138. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

Spokane, Washington

January 6, 2016

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	August 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$25,229	$98,768
Prepaid expenses	274	13,989
Total current assets	25,503	112,757

Equipment, net	3,201	1,465

Intangible assets	–	–
Total assets	$28,704	$114,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$113,847	$25,340
Due to a related party	224,483	48,800
Total current liabilities	338,330	74,140

Total liabilities	338,330	74,140

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized, 101,503,333 and 100,250,000 shares issued and outstanding at August 31, 2015 and 2014, respectively	10,150	10,025
Additional paid-in capital	959,362	767,808
Accumulated deficit	(1,279,138)	(737,751)
Total stockholders' equity (deficit)	(309,626)	40,082

Total liabilities and stockholders' equity (deficit)	$28,704	$114,222

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations

	For the Year Ended August 31,
	2015	2014
Operating expenses:
General and administrative expenses	99,938	40,435
Professional and Consulting fees	166,014	154,715
Legal fees	61,296	15,500
Sales and marketing expenses	62,715	0
Research and development expenses	139,438	0
Transfer agent	5,795	4,425
Interest expenses and bank charges	3,026	971
Depreciation	1,304	86

Total operating expenses	539,526	216,132

Loss from operations	(539,526)	(216,132)

Other income (expense):
Foreign exchange gain/(loss)	(1,861)	(3,009)
Total other income (expense)	(1,861)	(3,009)

Loss before income taxes	(541,387)	(219,141)

Provision for income taxes	–	–

Net loss from continuing operations	(541,387)	(219,141)

Net loss from discontinued operations	(0)	(50,864)

Net loss	$(541,387)	$(270,005)

Net loss per share - basic and diluted:

Net loss from continuing operations	$(0.01)	$(0.01)

Net loss from discontinued operations	$–	$(0.00)

Net loss	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and Diluted	100,706,876	51,632,445

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

	For the Year Ended August 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(541,387)	$(270,005)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,304	86
Stock issued for services	83,123	62,500
Mineral property impairment	–	30,000
Changes in operating assets and liabilities:
Prepaid expenses	13,715	(13,989)
Accounts payable and accrued liabilities	88,507	(22,010)
Due to related party	175,683	18,002
Net cash used in operating activities	(179,055)	(195,416)

Cash flows from investing activities:
Acquisition of mineral property	–	(30,000)
Acquisition of equipment	(3,040)	(1,551)
Net cash used in investing activities	(3,040)	(31,551)

Cash flows from financing activities:
Proceeds from loans from shareholder	–	–
Proceeds received from exclusivity and collaboration agreement	–	150,000
Proceeds from sale of common stock	108,556	102,980
Net cash provided by financing activities	108,556	252,980

Net decrease in cash	(73,539)	26,013

Cash and cash equivalents at beginning of year	98,768	–

Cash and cash equivalents at end of year	$25,229	$98,768

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash compensation Due to related party services	$(83,123)	$100,000
Common stock	$54	$4,000
Additional paid in capital	$83,069	$96,000

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended August 31, 2015 and 2014

			Additional		Total stockholders'
	Common stock		paid in	Accumulated	equity
	Shares	Amount	capital	deficit	(deficit)

Balance, August 31, 2013	1,360,406	$136	$362,217	$(467,746)	$(105,393)

Issuance of 40,400,000 shares of common stock for cash	40,400,000	4,040	98,940	–	102,980

Issuance of 40,000,000 shares of common stock in conversion of loan from shareholder	40,000,000	4,000	96,000	–	100,000

Issuance of 250,000 shares of common stock for services	250,000	25	62,475	–	62,500

Issuance of 18,239,594 shares of common stock and value of intangible asset acquired in conjunction with collaboration and exclusivity agreement	18,239,594	1,824	148,176	–	150,000

Net loss for the year ended August 31, 2014	–	–	–	(270,005)	(270,005)

Balance, August 31, 2014	100,250,000	$10,025	$767,808	$(737,751)	$40,082

Issuance of 313,333 shares of common stock for cash	313,333	31	78,302	–	78,333

Issuance of 70,000 shares of common stock for services	70,000	7	17,493	–	17,500

Issuance of 90,000 shares of common stock for services	90,000	9	17,991	–	18,000

Issuance of 400,000 shares of common stock and 1.6 million warrants for cash	400,000	40	30,183	–	30,223

Issuance of 80,000 shares of common stock for services	80,000	8	7,192		7,200

Issuance of 50,000 shares of common stock for services	50,000	5	9,995		10,000

Issuance of 30,000 shares of common stock for services	30,000	3	2,697		2,700

Issuance of 80,000 shares of common stock for services	80,000	8	7,192		7,200

Issuance of 100,000 shares of common stock for services	100,000	10	16,913		16,923

Issuance of 40,000 shares of common stock for services	40,000	4	3,596		3,600

Net loss for the year ended August 31, 2015	–	–	–	(541,387)	(541,387)

Balance, August 31,2015	101,503,333	$10,150	$959,362	$(1,279,138)	$(309,626)

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2015

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $541,387 for the year ended August 31, 2015 and has incurred cumulative losses since inception of $1,279,138. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2015 and 2014, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s accounts.

Equipment, net

Equipment at August 31, 2015 consists of computer equipment and is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $1,304 for the year ended August 31, 2015.

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

As of August 31, 2015 and 2014 the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2015.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2015 and 2014.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2015 and 2014, there were no potentially dilutive shares outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2015 and 2014.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 3 – Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which provides guidance in evaluating entities for inclusion in consolidations. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. The Company does not believe the adoption of ASU 2015-02 will have a material effect on its consolidated financial statements.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-16 (ASU 2015-16) "Simplifying the Accounting for Measurement Period Adjustments". ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not yet been made available for issuance.

Note 4 – Discontinued Operations

On April 25, 2014, the Company experienced a change in control. As of May 21, 2014, the Company has changed its course of business from toll milling and refining, mineral exploration and mine development to laboratory research and development. As such, all operations relating to toll milling and refining, mineral exploration and mine development were discontinued. No expenses were incurred during the year ended August 31, 2015 in conjunction with the discontinued operations. Expenses incurred in conjunction with the discontinued operation were $50,864 for the year ended August 31, 2014, consisting of $30,000 of mineral property licenses, $20,000 of consulting expenses for the acquisition of mineral properties, and $864 of claim staking expenses.

Note 5 – Intangible Assets

On July 24, 2014, the Company executed a Collaboration Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company has issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consists of the human Brain Trust in its team of experts, the cumulative result of their years of scientific knowledge in the fields of Molecular Biology, Cancer and Pharmacology research.

As of May, 2014, the primary business of the Company has been the development and marketing of biotechnology therapies, as such the Company did not maintain its claims for said Newfoundland property, which expired on April 4th, 2015.

Note 6 – Related Party Transactions

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

During the year ended August 31, 2015, the Company paid a total of $44,500 consulting fees and salary to one of its directors.

During the year ended August 31, 2015, Cannabics advanced $175,683 to the Company for working capital purposes resulting in a balance outstanding at August 31, 2015 of $224,483. The advance is due on demand and bears no interest.

Note 7 – Commitments and Contingencies

Operating Leases

The Company executed a two-year lease beginning on December 1, 2014 for office and lab space for approximately $2,600 per month. On March 1st, 2015 the company terminated this lease agreement and as of August 31, 2015, the total amount due is $7,500. Rent expense for the twelve months ended August 31, 2015 was $14,938.

Note 8 – Stockholders’ Equity (Deficit)

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

On July 24, 2014, the Company executed a Collaboration Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company has issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc. and cash received $150,000.

During the year ended August 31, 2015, the Company issued 713,333 shares of its common stock to 2 investors for cash of $128,333.25, or an average of $0.18 per share. 313,333 were issued to one investor in September and November 2014 and 400,000 were issued to the second investor in August 2015. This 400,000 issuance included 1.6 million warrants.

During the year ended August 31, 2015, the Company issued 540,000 shares of its common stock to 8 consultants for services rendered at a fair value of $83,123, or an average of $0.16 per share.

Note 9 – Warrants

As part of the Company's private placements and equity received as described in note 8 the Company issued warrants, as follows:

1.	In August 2015, the Company issued 1,600,000 non-transferable Common Stock warrants to an investor. Each Common Stock warrant ("December Warrants") can be exercised into one share at an exercise price of $0.20 per warrant and is exercisable until August 10, 2016 issuance price.

The fair value of each of the warrants described above is determined by using a black and Scholes type model based on a risk neutral approach. Accordingly the fair value for the warrants issued were as of August 31st 2015 $18,547.

As of December 30, 2015, these are the assumptions which were used for the model:

PV of exercise Share price	$0.198
Expected Volatility	100%
Risk Free Interest Rate	0.721%
Expected Term (years)	1.0
Expected Dividend Yield	0%

Number of warrants issued 1,600,000.

Exercise price $0.20 per share.

Expiration date August 10, 2016.

Number of warrants outstanding 1,600,000.

Note 10 – Income Taxes

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2015 as the Company had cumulative operating losses. For the years ended August 31, 2015 and 2014, the Company incurred net losses for tax purposes of approximately $540,000 and $270,000, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2015	2014
United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	-%	-%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2015	2014
Deferred income tax assets:
Net operating loss carry forwards benefit	$434,680	$250,840
Valuation allowance	(434,680)	(250,840)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $183,840 and $87,140 for the years ended August 31, 2015 and 2014, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2015 and 2014. At August 31, 2015, the Company has net operating loss carry forwards of approximately $1,278,,000, which expire commencing 2024. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2015, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and is subject to examination for a period of three years for current filings and indefinitely for any delinquent filings. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. The Company filed the 2014 federal tax return.. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

Note 11 – Subsequent Events

On October 7th, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. Said Agreements were executed as part of a restructuring of the Company, whereby the Research and Development components were at that time made separate from the Issuer’s continuing business operations.

Per the Agreements, Cannabics, Inc. has assumed $362,000 of the Issuer’s debts and liabilities in return for Assignment of a provisional patent related to High Throughput Screening and the Issuer’s subsidiary “Grin Ultra, Ltd.”. The Company believes that by eradicating significant current debts and liabilities from the Issuer along with this new this division of labor in corporate structure, it is better enabled to focus its energies on current licensing opportunities and agreements already in place, particularly in its world-wide licensing of Cannabics SR capsule technology.

On October 13th, 2015, the Company filed an 8K per Item 4.02 Non-Reliance On Previously Issued Financial Statements. This was due to the Company’s determination to change the accounting methodology from fair value to a cost accounting basis to more accurately quantify the book value of the intangible asset brought into the Company by Cannabics Inc. per their July 24th, 2014 Agreement. .

On October 23rd, 2015 the Company filed its Amended form 10-K for the year ending August 31st, 2014 to reclassify its change of accounting methodology from fair value to a cost accounting basis to more accurately quantify the book value of the intangible asset brought into the Company by Cannabics Inc. and thereby remedy the Item 4.02 Non-Reliance filed on October 13th, 2015. See Note .

On November 17th, 2015, the Company filed its Amended forms 10-Q for all three quarters subsequent to the 10-K mentioned supra, reclassifying its change of accounting methodology from fair value to a cost accounting basis to more accurately quantify the book value of the intangible asset brought into the Company by Cannabics Inc. and thereby remedy the Item 4.02 Non-Reliance filed on October 13th, 2015.

In October 2015 the company issued additional 650,000 share to 3 consultants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by Cannabics Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer , of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2015,that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Position	Age	Held Position Since
Dr. Eyal Ballan	Director, CTO	42	April 29, 2014
Itamar Borochov Shay Avraham Sarid Dov Weinberg	Director, CEO Director CFO	57 44 63	April 29, 2014 January 23, 2015 March, 15, 2015

Dr. Eyal Ballan, 42, is a co-founder of Cannabics Inc. and is its CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer).  He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors and a member of the American Neurology Association.

Itamar Borochov, 57, is a co-founder of Cannabics Inc. and is its Chief Marketing Officer. Mr. Borochov is a known environmentalist with experience as an entrepreneur in the fields of organic agricultural and medical botanicals and brings vast expertise in the areas of market intelligence and organizational branding.

Shay Avraham Sarid, 44, is a co-founder of Cannabics Inc., and is the founder of Seach, one of the oldest and largest medical Cannabis farms in Israel. Seach is an official supplier of medical grade Cannabis to the Israeli Ministry of Health and specifically licensed to grow and distribute medical cannabis to authorized patients. Shay is the recent Chairman of the Israeli Medical Cannabis Growers Council.

Dov Weinberg, 63 CPA, MBA - CFO, has More than 15 years of experience as CFO of public and private companies in the life science and Medical Device Industry. Prior to that, he served for 15 years as CFO of private and large multinational corporations. Dov has strong finance, operation, and business development background in both startups and public global companies in the US, Europe, and Israel including developing strategic policy and guidance with respect to corporate structure and fundraising

All directors serve for terms of one year each, and are subject to re-election at Annual Meeting of Shareholders, unless they earlier resign.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2015 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 11. Executive Compensation

We have begun to pay monthly salaries to one of our Directors and Counsel as of August, 2015. For the current year ending August 31, 2015, only one Director received a yearly payment of $44,500 for FY 2015. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have positive and stable cash flows.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
				(1)	(2)
Eyal Ballan, Director, CTO	2015	$24,500	$–	$–	$20,000	$44,500
	2014	$–	$–	$–	$–	$–

The following table sets forth, as of November 30, 2015, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	88,289,594	86.4%

*Our 2 Directors Dr. Eyal Ballan, Itamar Borochov are also Directors of Cannabics, Inc., and Shay Avraham Sarid is a shareholder. The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

*The Directors of the Company hold positions in Cannabics, Inc., the majority holder. The relative positions of Cannabics, Inc. are listed below:

Shareholder	Common Stock	% Issued
Eyal Barad	316	26.27%
Eyal Ballan	239	19.84%
Shay Avraham Sarid	235	19.51%
Itamar Borochov	235	19.51%
Seach Sarid Ltd.	40	3.32%
Ariel Kirtchuk	25	2.08%
J Riger Ltd	114	9.49%
Total	1,205	100.00%

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

On October 7th, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. Said Agreements were executed as part of a restructuring of the Company, whereby the Research and Development components were at that time made separate from the Issuer’s continuing business operations.

Per the Agreements, Cannabics, Inc. has Assumed $362,000 of the Issuer’s debts and liabilities in return for Assignment of a provisional patent related to High Throughput Screening and the Issuer’s subsidiary “Grin Ultra, Ltd.”. The Company believes that by eradicating significant current debts and liabilities from the Issuer along with this new this division of labor in corporate structure, it is better enabled to focus its energies on current licensing opportunities and agreements already in place, particularly in its world-wide licensing of Cannabics SR capsule technology.

No other material related party transactions between the Company and its officers, directors or control persons occurred during the fiscal years ended August 31, 2015 and 2014.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Fruci & AssociatesII,,PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2014 were $5,000.

The aggregate fees billed by Fruci & AssociatesII,PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2015 were $10,000

Audit Related Fees

For the fiscal years ended August 31, 2015 and 2014, the aggregate fees billed for assurance and related services by Fruci & AssociatesII,PLLC relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $20,636 and $8,670-, respectively.

Tax Fees

For the fiscal years ended August 31, 2015 and 2014, the Company paid fees of $1,000 for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2015 and 2014, the Company did not pay any other fees.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Fruci & AssociatesII PLLC is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

Item 15. Exhibits

Exhibit 3.1	Amended Articles of Incorporation, Cannabics Pharmaceuticals Inc., Incorporated by reference

Exhibit 3.2	Bylaws of Cannabics Pharmaceuticals, Incorporated by reference.

Exhibit 3.3	Subsidiary – G.R.I.N. Ultra Ltd – Board Resolution Authorizing Creation, Incorporated by reference.

Exhibit 3.4	Subsidiary – G.R.I.N. Ultra Ltd – Official Companies Listing (Israel) Incorporated by reference.

Exhibit 3.5	Material Contract – Collaboration & Exclusivity Agreement with Cannabics, Inc., incorporated by reference from Form 8K filed July 25th, 2014.

Exhibit 3.6	Intellectual Property & Subsidiary Assignment of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.7	Assignment & Assumption of Debt & Liabilities Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.8	Debt Cancellation Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.9	IP Licensing Agreement with The CIMA Group LLC, December 17th, 2015.

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7th, 2016	By:	/s/ Itamar Borochov
Itamar Borochov, Director Chief Executive Officer

/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

/s/ Dov Weinberg
Dov Weinberg, Chief Financial Officer Principal Accounting Officer

