Form 10-Q
period 2015-11-30
Cannabics Pharmaceuticals Inc.
filed 2016-01-22
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 21st, 2016, the registrant had 102,153,333 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2015	2015
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,728	$23,926
Related party GRIN - Receivable	127,768	–
Related party - parent	137,517	–
Total current assets	275,013	23,926

Equipment, net	2,785	3,201

Total assets	$277,798	$27,127

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	100,505	91,224
Promissory note	20,000	–
Due to a related party	–	115,951
Net liabilities assigned to discontinued operations	–	129,578
Total current liabilities	$120,505	$336,753

Commitments and Contingencies	–	–

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized, 102,153,333 and 101,503,333 shares issued and outstanding at November 30, 2015 and August 31, 2015, respectively	10,215	10,150
Additional paid-in capital	985,297	959,362
Accumulated deficit	(838,219)	(1,279,138)
Total stockholders' equity (deficit)	157,293	(309,626)

Total liabilities and stockholders' equity (deficit)	$277,798	$27,127

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2015	2014
Operating expenses:
General and administrative expenses	$4,507	$24,368
Professional and Consulting fees	29,500	17,637
Legal fees	10,974	9,915
Sales and marketing expenses	491	31,000
Research and development expense	3,250	299
Transfer agent	974	–
Interest expenses and bank charges	547	–
Depreciation	415	368
Total operating expenses	$50,658	$83,587

Loss from operations	(50,658)	(83,587)
Gain on disposal of subsidiary	491,577	–
Loss before income taxes	$440,919	$(83,587)
Provision for income taxes	–	–
Net loss from continuing operations	440,919	(83,587)
Net loss from discontinued operations	–	(44,071)
Net profit (loss)	$440,919	$(127,658)

Net loss per share - basic and diluted:

Net loss from continuing operations	0.004	(0.001)
Net loss from discontinued operations	–	(0.000)
Net profit (loss)	0.004	(0.001)
Total comprehensive profit (loss)	440,919	(127,658)

Weighted average number of shares	102,117,985	100,555,678

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2015	2014
Cash flows from operating activities:
Net Profit (loss)	$440,919	$(127,658)
Depreciation	415	368
Stock issued for services	26,000	–
Stock to be issued for services	–	17,500

Changes in operating assets and liabilities:
Accounts Receivable	(127,493)	(677)
Accounts payable and accrued liabilities	(13,342)	(22,325)
Due to (from) related party	(362,000)	6,683
Net cash used in operating activities	(35,501)	(126,109)

Cash flows from investing activities:
Acquisition of equipment	–	(3,710)
Net cash used in investing activities	–	(3,710)

Cash flows from financing activities:
Proceeds from loans from shareholder	20,000	–
Proceeds from sale of common stock	–	78,333
Net cash provided by financing activities	20,000	78,333

Discontinued Operations
Net cash used in discontinued operations
Accounts Receivable and pre paid expenses	–	(3,545)
Accounts payable and accrued liabilities	–	20,023
Net cash used by in operating activities, discontinued operations	–	16,478

Net cash used in investing activities, discontinued operations	–	–
Net cash used in financing activities, discontinued operations	–	–
Net cash used by in operating activities, discontinued operations	–	16,478

Effects of exchange rates on cash	–	1,858

Net decrease in cash	(15,501)	(33,150)

Cash and cash equivalents at beginning of the period	25,229	98,768

Cash and cash equivalents at end of the period	$9,728	$65,618

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2015

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

As a result of the October 7th, 2015, the Intellectual Property & Subsidiary Assignment and an Assignment of Debt & Liabilities Agreement executed with Cannabics, Inc., the results from the former subsidiary were presented as a discontinued operation.

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

These unaudited financial statements should be read in conjunction with our 2015 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 5th, 2016.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2015

(Unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceuticals Inc., its former wholly-owned subsidiary, G.R.I.N. Ultra Ltd is presented in this report as discontinued operation. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net profit of $440,919 for the three months ended November 30, 2015 and has incurred cumulative losses since inception of $838,219. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Related Party Transactions

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

Note 3 – Discontinued Operations

As described in note 1, the Intellectual Property & Subsidiary Assignment and an Assignment of Debt & Liabilities Agreement executed with Cannabics, Inc., the results from the former subsidiary were presented as discontinued operation.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2015

(Unaudited)

Note 4 - Promissory note

On November 1st, 2015, the company received a $20,000 loan in the form of a Convertible Promissory Note. The terms of the Note are for six months at 10% interest. Should the Note be converted at the Holder’s option at maturity, it will convert the full amount of principle plus interest at the ratio of .02 per share. Note however, that if the company should enter into an equity transaction of $500,000 or more, the note will then be converted at a 20% discount.

Note 5 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Common Stock

During the year ended August 31, 2015, the Company issued 713,333 shares of its common stock to 2 investors for cash of $128,333.25, or an average of $0.18 per share, one of the issuances included 1,600,000 warrants. During the year ended August 31, 2015, the Company issued 540,000 shares of its common stock to 8 consultants for services rendered at a fair value of $83,123, or an average of $0.16 per share.

During the three month ended December 31, 2015 the company issued 650,000 shares of its common stock to 3 consultants rendered at fair value of $25,935.00.

Note 6– Commitments and Contingencies

Operating Leases

The Company executed a two-year lease beginning on December 1, 2014 for office and lab space for approximately $2,600 per month. On March 1st, 2015 the company terminated this lease agreement and as of August 31, 2015, the total amount due was $7,500. Rent expense for the twelve months ended August 31, 2015 was $14,938. The total amount due from the Company as of November 30th 2015 is $2,500.

Note 7 – Subsequent Events

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

On June 19th, 2014, FINRA granted final approval of Change of Name & Ticker Symbol of the Corporation from American Mining Corporation to CANNABICS PHARMACEUTICALS INC., with the new Ticker Symbol of “CNBX”. Said approval was predicated upon Cannabics Pharmaceuticals Inc.’s filing of Articles of Merger with American Mining Corporation with the Nevada Secretary of State on May 21 st , 2014. Under the laws of the State of Nevada, Cannabics Pharmaceuticals Inc. was merged with and into the Registrant, with the Registrant being the surviving entity. The Merger was completed under Section 92A.180 of the Nevada Revised Statutes, Chapter 92A, as amended, and as such, does not require the approval of the stockholders of either the Registrant or Cannabics Pharmaceuticals Inc.

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

On August 25th, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to the advanced research and development. On October 7th, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. Said Agreements were executed as part of a restructuring of the Company, whereby the Research and Development components were at that time made separate from the Issuer’s continuing business operations, accordingly the results from the former wholly owned subsidiary were presented as discontinued operation.

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

On May 27th, 2015 the Company filed a Patent with the USPTO entitled “A Method of in Vitro High Throughput Screening of Cancer Biopsies with Cannabinoid Extracts”. In essence this patent takes the next step from the cancer cell knowledge already obtained from cell lines in the Technion Laboratory and extends it to a system of analyzing cancer cells taken from patient biopsies, and then testing them against a multitude of cannabinoid combinations for anti-tumor activity via the High Throughput Screening process. This patent formally begins the next phase of the Company, which is Personalized Medicine (PM). We have developed an automated high-throughput method for the screening of different types of cancer cells or biopsies treated with a multitude of cannabis extracts. These natural extracts could also be tested in conjunction with already approved and common synthetic drugs for patients that undergo chemotherapy for the most personally tailored therapy. This multilayer method is producing a large-scale database that will capture the knowledge gained as to the unique effects of different combinations of cannabinoid compounds on diverse malignancies. Coextensive with the development of the automated high-throughput system, we are also developing proprietary and novel compounds targeting diverse and specific types of tumors. This patent was assigned to Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer per the following executed agreement from October 7th 2015.

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

Plan of Operation

We are dedicated to the development of advanced and sophisticated cannabinoid-based treatments and therapies. Our main focus is development and marketing of various new and innovative therapies and biotechnological tools aimed at providing relief from diverse ailments that respond to active ingredients sourced from the cannabis plant. These advanced tools include innovative delivery systems for cannabinoids, personalized medicine therapies and procedures based on cannabis originated compounds and bioinformatics tools. The Company plans to continue to license the slow release capsules to additional qualified licensed manufacturers in the US and other countries.

Results of Operations,

As a result of the October 7th, 2015, the Intellectual Property & Subsidiary Assignment and an Assignment of Debt & Liabilities Agreement executed with Cannabics, Inc., the results from the former subsidiary were presented as a discontinued operation.

For the Three Months Ended November 30, 2015 and 2014

Revenues

The income of $491,577, for the three months ended November 30, 2015, is from the Intellectual Property & Subsidiary Assignment and Assignment & of Debt & Liabilities Agreements executed with Cannabics, Inc. (discontinued operation). This amount includes the $362,000 as mentioned above and the $129,577 gain from the disposal of the subsidiary. No revenue was reported during the 3 month period ending November 30, 2014. Total comprehensive profit for the three months ended November 30, 2015 was $440,919 compared to $127,658 loss in the 3 month period ending November 30, 2014. The main change is due to the income from the discontinued operation and the Intellectual Property assignment as described above and in note 1 to our financial statements.

Operating Expenses

For the 3 months ended November 30, 2015 the total operating expenses were $50,658 compared to $83,587 at the same period in 2014. This change is mainly due to a decrease of marketing expenses from $31,000 to $491 due to the fact that the company hasn’t initiated any marketing activity during the last 3 month period.

Liquidity and Capital Resources

Overview

As of November 30, 2015, the Company had $9,728 in cash compared to $23,926 on November 30 2014. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $500,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal, accounting fees, and marketing expenses.

Liquidity and Capital Resources during the Three Months Ended November 30, 2015 compared to the Three Months ended November 30, 2014

We used cash in operations of $35,501 for the three months ended November 30, 2015 compared to$126,109 cash used in operations during the comparable period in 2014. We did not use any cash in investing activities during the three months ended November 30, 2015, and $3,710 during the 3 months ending November 30 2014.

Cash generated in our financing activities was $20,000 consisting of proceeds from a promissory note, compared to $78,333 cash generated from proceeds of common stock during the comparable period in 2014. There was cash used in discontinued operations of 16,478 in the 3 month ending November 30th 2014

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2015 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2015, included in our Annual Report on Form 10-K as filed on January 7th, 2016, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company knows of no material, existing or pending legal proceedings against it. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Date: January 21st, 2016	By: /s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

By: /s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

By: /s/ Dov Weinberg
Dov Weinberg, Chief Financial Officer

