Form 10-Q/A
period 2015-11-30
Cannabics Pharmaceuticals Inc.
filed 2016-04-08
CIK 1343009

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

As of April 8th , 2016, the registrant had 105,786,665 shares of its Common Stock, $0.0001 par value, outstanding.

EXPLANATORY NOTE

This Amendment to our previous 10-Q is filed to solely to restate our financial statements as a result of our Rescission of the transfer of our subsidiary and certain liabilities was were previously excluded.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	Restated
	November 30,	August 31,
	2015	2015
	(unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$9,561	$25,229
Prepaid expenses and other Receivables	10,287	274
Total current assets	19,848	25,503

Equipment, net	2,785	3,201

Total assets	$22,633	$28,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$114,385	$113,847
Promissory note, net of discount	2,647	–
Due to a related party	224,483	224,483
Total current liabilities	341,515	338,330

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized, 102,153,333 and 101,503,333 shares issued and outstanding at November 30, 2015 and August 31, 2015, respectively	10,215	10,150
Additional paid-in capital	1,005,297	959,362
Accumulated deficit	(1,334,394)	(1,279,138)
Total stockholders' equity (deficit)	(318,882)	(309,626)

Total liabilities and stockholders' equity (deficit)	$22,633	$28,704

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	Restated November 30,	November 30,
	2015	2014
Operating expenses:
General and administrative expenses	$7,406	24,368
Professional and Consulting fees	23,500	17,637
Legal fees	10,974	9,915
Sales and marketing expenses	491	31,000
Research and development expense	8,397	299
Transfer agent	974	–
Interest expenses and bank charges	780	–
Depreciation	415	368
Total operating expenses	$52,937	$83,587

Loss from operations	(52,937)	(83,587)
Other Income (loss)	(2,319)	–
Loss before income taxes	$(55,256)	$(83,587)
Net loss from discontinued operations	–	(44,071)
Provision for income taxes	–	–
Net profit (loss)	$(55,256)	$(127,658)

Net loss per share - basic and diluted:	$0.001	$0.001
Net (loss)	$(55,256)	$(127,658)

Weighted average number of shares	100,618,327	100,556,678

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	Restated November 30,	November 30,
	2015	2014
Cash flows from operating activities:
Net Profit (loss)	$(55,256)	$(127,658)
Depreciation	415	368
Stock issued for services	26,000	–
Stock to be issued for services	–	17,500
Amortization of discount	2,414	–

Changes in operating assets and liabilities:
Accounts Receivable	(10,013)	(4,222)
Accounts payable and accrued liabilities	771	(2,302)
Due to related party		6,683
Net cash used in operating activities	(35,668)	(109,631)

Cash flows from investing activities:
Acquisition of equipment	–	(3,710)
Net cash used in investing activities	–	(3,710)

Cash flows from financing activities:
Proceeds from convertible note	20,000	–
Proceeds from sale of common stock	–	78,333
Net cash provided by financing activities	20,000	78,333

Effects of exchange rates on cash	–	1,858

Net decrease in cash	(15,668)	(33,150)

Cash and cash equivalents at beginning of the period	25,229	65,618

Cash and cash equivalents at end of the period	$9,561	$32,468

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

On July 31, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This patent is the basis for the company’s “CANNABICS SR” technology, which consists of the IP for standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection. On February 24, 2016 Cannabics pharmaceuticals filed a new patent application for the company’s slow release capsules.

On August 25, 2014, the Company organized G.R.I.N. Ultra Ltd. (“GRIN”), an Israeli corporation, as a wholly-owned subsidiary. GRIN provides research and development activities for the Company’s products in Israel.

On October 7, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. Said Agreements were executed as part of a restructuring of the Company, whereby the Research and Development components were at that time made separate from the Issuer’s continuing business operations. Per the Agreements, Cannabics, Inc. has assumed $362,000 of the Issuer’s debts and liabilities in return for Assignment of the provisional patent noted above related to High Throughput Screening and the Issuer’s subsidiary “Grin Ultra, Ltd.”.

As a result of the October 7, 2015, the Intellectual Property & Subsidiary Assignment and an Assignment of Debt & Liabilities Agreement executed with Cannabics, Inc., the results from the former subsidiary were presented as a discontinued operation.

On February 22, 2016, the company filed a board resolution and 8K which expressed the cancelation and reverse of this October 7, 2015 Intellectual Property & Subsidiary Assignment and an Assignment of Debt & Liabilities Agreement resolutions, and means that the wholly owned subsidiary Grin Ultra and the IP retroactively remain within the company.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q/A. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2015 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 5, 2016.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2015

(Unaudited)

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Principles of Consolidation

The consolidated financial statements are restated to include the accounts of Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. In our original 10-Q of January 22, 2016 the subsidiary Grin Ultra was presented as discontinued operation. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $55,256 for the three months ended November 30, 2015 and has incurred cumulative losses since inception of $.1,334,394 These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2015

(Unaudited)

Note 2 – Related Party Transactions

On October 7, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. Said Agreements were executed as part of a restructuring of the Company, whereby the Research and Development components were at that time made separate from the Issuer’s continuing business operations.

On February 22, 2016, the Company and Cannabics Inc., a Delaware Corporation, related party, and majority holder of the Issuer did execute a Rescission Agreement, wholly rescinding the previous Agreements noted supra. As such, all Intellectual Property, provisional patents, assigned Debts and the Company’s Subsidiary “Grin Ultra Ltd.” are now reincorporated as part of the company.

Note 3 – Restatement of Financial Statements

As described in note 1, the Intellectual Property & Subsidiary Assignment and an Assignment of Debt & Liabilities Agreement executed with Cannabics, Inc., the results from the former subsidiary were presented as discontinued operation. As a result of the February 22, 2016 Rescission Agreement the Grin Ultra wholly owned subsidiary was included and consolidated in this 10-Q/A report of Cannabics Pharmaceuticals Inc.

Additionally, prepaid expenses and discount on the promissory note are corrected.

The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30, 2015
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets:
Cash	$9,728	(167)	$9,561
Prepaid expenses and other receivables	127,768	(117,481)	10,287
Related party	137,517	(137,517)	–
Total current assets	275,013	(255,165)	19,848
Equipment, net	2,785	–	2,785
Total assets	$277,798	$(255,165)	$22,633
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	100,505	$13,880	$114,385
Promissory note, net of discount	20,000	$(17,353)	$2,647
Due to a related party	–	$224,483	$224,483
Total current liabilities	120,505	221,010	341,515
Total liabilities	120,505	221,010	341,515
Commitments and contingencies	–	–
Stockholders' equity (deficit):
Common stock	10,215	–	10,215
Additional paid-in capital	985,297	20,000	1,005,297
Accumulated deficit	(838,219)	(496,175)	(1,334,394)
Total stockholders' equity (deficit)	157,293	(476,175)	(318,882)
Total liabilities and stockholders' equity (deficit)	$277,798	$(255,165)	$22,633

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2015

(Unaudited)

CANNABICS PHARMACEUTICALS INC.

Restated Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended November 30, 2015
	As previously		As
	reported	Adjustments	restated
Operating expenses:
General and administrative expenses	$4,507	$2,899	$7,406
Professional and Consulting fees	29,500	(6,000)	23,500
Legal fees	10,974	–	10,974
Sales and marketing expenses	491	–	491
Research and development expense	3,250	5,147	8,397
Transfer agent	974	–	974
Interest expenses and bank charges	547	233	780
Depreciation	415	–	415
Total operating expenses	50,659	2,279	52,938

Loss from operations	(50,659)	(2,279)	(52,938)

Other income (expense):
Other income (loss)	491,577	(493,895)	(2,318)
Total other income (expense)	491,577	(493,895)	(2,318)

(Loss) profit before income taxes	440,919	(496,175)	(55,256)
Provision for income taxes	–	–
Net profit (loss) from continuing operations	$440,919	$(496,175)	$(55,256)

Total comprehensive profit (loss)	$440,918	$(496,175)	$(55,256)

Net loss per share - basic and diluted	$0.004	$(0.001)	–

Net profit (loss)	$440,918	$(496,175)	$(55,256)

Weighted average number of shares outstanding - Basic and Diluted	$100,618,327	$–	$100,618,327

Statements of Cash Flows	For the Three Months Ended November 30, 2015
	As previously		As
	reported	Adjustments	restated
Cash flows from operating activities:
Net Profit (loss)	$440,919	$(496,175)	$(55,256)
Depreciation	415	–	415
Stock issued for services	26,000	–	26,000
Amortization of discount	–	2,414	2,414
Changes in operating assets and liabilities:	–
Accounts Receivable and prepaid expenses	(127,493)	117,480	(10,013)
Accounts payable and accrued liabilities	(13,342)	14,113	771
Due to (from) related party	(362,000)	362,000	–
Net cash used in operating activities	(35,501)	(168)	(35,669)

Cash flows from financing activities:
Promissory note	20,000	–	20,000
Net cash provided by financing activities	20,000	–	20,000

Effect of exchange rate changes on cash	–	–	–
Net increase (decrease) in cash	(15,501)	(168)	(15,669)
Cash and cash equivalents at beginning of year	25,229	–	25,229
Cash at end of period	$9,728	$(168)	$9,560

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
November 30, 2015

(Unaudited)

Note 4 - Promissory Note

On November 1, 2015, the company received a $20,000 loan in the form of a Convertible Promissory Note. The terms of the Note are for six months at 10% interest. Should the Note be converted at the Holder’s option at maturity, it will convert the full amount of principle plus interest at the ratio of .02 per share. Note however, that if the company should enter into an equity transaction of $500,000 or more, the note will then be converted at a 20% discount. The Note is presented net of discount for the beneficial conversion feature.

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

Note 6– Commitments and Contingencies

Operating Leases

The Company executed a two-year lease beginning on December 1, 2014 for office and lab space for approximately $2,600 per month. On March 1, 2015 the company terminated this lease agreement and as of August 31, 2015, the total amount due was $7,500. Rent expense for the twelve months ended August 31, 2015 was $14,938. The total amount due from the Company as of November 30, 2015 is $7,500.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

On February 22, 2016, the Company and Cannabics Inc., a Delaware Corporation, related party, and majority holder of the Issuer did execute a Rescission Agreement, wholly rescinding the previous Agreements noted supra. As such, all Intellectual Property, provisional patents, assigned Debts and the Company’s Subsidiary “Grin Ultra Ltd.” are now reincorporated as part of the company.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On July 31 st , 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This technology is the basis for the company’s “CANNABICS SR” line of products, which consists of standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection.

On August 25th, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to the advanced research and development. On October 7th, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. This agreement was reversed on February 22nd, 2016, as the Company and Cannabics Inc., a Delaware Corporation, related party, and majority holder of the Issuer did execute a Rescission Agreement, wholly rescinding the previous Agreements noted supra. As such, all Intellectual Property, provisional patents, assigned Debts and the Company’s Subsidiary “Grin Ultra Ltd.” are now reincorporated as part of the company

On December 18th, 2014, Cannabics Pharmaceuticals Inc. executed a letter of engagement with Mountain High Products in Colorado, for the manufacturing and distribution of Cannabics SR technology in the Colorado market. Cannabics SR medical cannabis technology will be utilized by Mountain High Products in strict compliance with Colorado laws and regulations of "Cannabis Infused Edible Products" and distributed to certified dispensaries through Mountain High's existing distribution channels. channels

On December 31st, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Barak Security Ltd (Israel) for the production and distribution of the Company’s CANNABICS SR line of medical cannabis products. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Israel and the Czech Republic, exclusively through Barak Security’s affiliates and subsidiaries in strict compliance with all local laws and regulations.

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

On October 7th, 2015, the Company executed an Intellectual Property & Subsidiary Assignment and an Assignment & Assumption of Debt & Liabilities Agreement with Cannabics, Inc., a Delaware Corporation, related party, and majority holder of the Issuer. Said Agreements were executed as part of a restructuring of the Company, whereby the Research and Development components were at that time made separate from the Issuer’s continuing business operations. Per the Agreements, Cannabics, Inc. has assumed $362,000 of the Issuer’s debts and liabilities in return for Assignment of the provisional patent noted above related to High Throughput Screening and the Issuer’s subsidiary “tGrin Ultra, Ltd.”. On February 22nd, 2016, the Company and Cannabics Inc., a Delaware Corporation, related party, and majority holder of the Issuer did execute a Rescission Agreement, wholly rescinding the previous Agreements noted supra. As such, all Intellectual Property, provisional patents, assigned Debts and the Company’s Subsidiary “Grin Ultra Ltd.” are now reincorporated as part of the company

On February 24th 2016 the company filed a patent with the USPTO for the company’s slow release capsules..

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

Results of Operations,

As a result of the October 7th, 2015, the Intellectual Property & Subsidiary Assignment and an Assignment of Debt & Liabilities Agreement executed with Cannabics, Inc., the results from the former subsidiary were presented as a discontinued operation. In this report and as a result of the February 22nd 2016 Rescission Agreement the consolidated financial statements of Cannabics Pharmaceuticals Inc. includes its wholly-owned subsidiary, G.R.I.N. Ultra Ltd.

For the Three Months Ended November 30, 2015 and 2014

Revenues

No revenue was reported during the 3 month period ending November 30, 2015 and during this period last year. The income from the discontinued operation and the Intellectual Property assignment as described in the 10-Q original report was reversed due to the agreements from February 22nd as described above and in note 1 to this financial statements.

Operating Expenses

For the 3 months ended November 30, 2015 the total operating expenses were $52,937 compared to $126,054 at the same period in 2014. This change is mainly due to a decrease of marketing expenses from $31,000 to $491 due to the fact that the company hasn’t initiated marketing activity during the last 3 month period and stopped working with a marketing consultant that provided services last year. G&A, professional and consulting fee were reduced from $69,137 last year to $30,906 during this quarter due to save in managerial expenses.

Liquidity and Capital Resources

Overview

As of November 30, 2015, the Company had $9,561 in cash compared to $32,468 on November 30 2014. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $500,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of R&D, general expenses including overhead, legal, accounting fees, and marketing expenses.

Liquidity and Capital Resources during the Three Months Ended November 30, 2015 compared to the Three Months ended November 30, 2014

We used cash in operations of $35,668 for the three months ended November 30, 2015 compared to$109,631 cash used in operations during the comparable period in 2014. We did not use any cash in investing activities during the three months ended November 30, 2015, and $3,710 during the 3 months ending November 30 2014.

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

Date: April 7, 2016	By: /s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

By: /s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

By: /s/ Dov Weinberg
Dov Weinberg, Chief Financial Officer

