Form 10-Q
period 2016-02-29
Cannabics Pharmaceuticals Inc.
filed 2016-04-18
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of April 18, 2016, the registrant had 105,926,665 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 29, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Balance Sheets

	February 29,	August 31,
	2016	2015
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$77,397	$25,229
Prepaid expenses and other receivables	4,513	274

Total current assets	81,910	25,503

Equipment, net	2,370	3,201

Total assets	$84,280	$28,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$243,033	$113,847
Derivative liability	644	–
Promissory note, net.	14,351	–
Due to a related party	224,483	224,483
Total current liabilities	482,511	338,330

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized, 102,653,334 and 101,503,333 shares issued and outstanding at February 29, 2016 and August 31, 2015, respectively	10,265	10,150
Common stock to be issued, 3,133,332 shares as of February 29, 2016.	94,000	–
Additional paid-in capital	988,823	959,362
Accumulated deficit	(1,491,319)	(1,279,138)
Total stockholders' equity ( deficit )	(398,231)	(309,626)

Total liabilities and stockholders' equity	$84,280	$28,704

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Net revenue	$12,500	$–	$12,500	$–

Cost of revenue	–	–	–	–

Gross profit	12,500	–	12,500	–

Operating expenses:
General and administrative expenses	$13,138	$19,209	$20,544	$43,830
Professional and Consulting fees	31,351	14,087	64,851	63,908
Legal fees		10,103	15,350	30,048
Sales and marketing expenses	300	–	791	31,000
Research and development expense	98,628	12,805	107,025	13,104
Transfer agent	–	–	974	–
Interest expenses and bank charges	1,586	–	2,366	–
Depreciation	415	368	830	736
Total operating expenses	149,794	56,572	212,731	182,626

Loss from operations	137,294	56,572	200,231	182,626

Other income (expense):
Foreign exchange gain/(loss)	1,386	1,225	1,386	(379)
Financial Loss	11,018		13,336	–

Loss (profit) before income taxes	(146,926)	(55,347)	(212,181)	(183,005)

Provision for income taxes	–	–	–	–

Net loss	$(146,926)	$(55,347)	$(212,181)	$(183,005)

Net loss per share - basic and diluted:	$0.001	$0.001	$0.002	$0.002

Net (profit) loss	$(146,926)	$(55,347)	$(212,181)	$(183,005)

Weighted average number of shares outstanding - Basic and Diluted	102,290,696	100,633,333	102,022,014	100,549,291

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

 Statements of Cash Flows

(Audited)

	For the Six months Ended
	February 29,	February 28,
	2016	2015

Cash flows from operating activities:
Net Profit ( loss )	$(212,181)	$(182,626)
Depreciation	831	736
Stock issued for services	16,000	–
Stock to be issued for services	–	17,500
Amortization of discount	12,873	–
Changes in operating assets and liabilities:		–
Accounts Receivable and pre paid expenses	(4,239)	(23,284)
Accounts payable and accrued liabilities	124,884	(13,810)
Due to (from) related party	–	36,683
Net cash used in operating activities	(61,832)	(164,801)

Cash flows from investing activities:
Acquisition of equipment	–	(3,710)
Net cash used in investing activities	–	(3,710)

Cash flows from financing activities:
Promissory note	20,000	–
Proceeds from sale of common stock	94,000	78,333
Net cash provided by financing activities	114,000	78,333

Effects of exchange rates on cash	–	(379)

Net increase (decrease) in cash	52,168	(90,557)

Cash and cash equivalents at beginning of year	25,229	98,768

Cash and cash equivalents at end of Quarter	$77,397	$8,211

See accompanying notes to consolidated financial statements.

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

On February 24, 2016, the Company filed a new patent application for the company’s slow release medical capsules, as noted in their Press Release of that date.

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

These unaudited financial statements should be read in conjunction with our 2015 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 7, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $212,181 for the six months ended February 28, 2016 and has incurred cumulative losses since inception of $1,491,319. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $98,628 and $12,805 for the three months ended February 28, 2016 and 2015, respectively, and $107,025 and 13,104 for the six months ended February 29, 2016 and 2015, respectively.

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

Since that time, Management has determined that fair value measurement is not allowable where there are entities under common control and cost should be used based on the carrying book value of the seller’s intangible. So that the only value ascribed to this transaction was the cash received for the transfer of the additional shares to the controlling parent company.

Note 3 – Related Party Transactions

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc, a Delaware Corporation and largest shareholder of the Company. Per the terms of the agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics Inc. as well as $150,000.

During the year ended August 31, 2015, Cannabics advanced $175,683 to the Company for working capital purposes. This advance was in addition to $48,800 from 2014 resulting in a balance outstanding at August 31, 2015 of $224,483. No additional money was advanced during the last 6 months and remains the balance as of February 29, 2016. The advance is due on demand and bears no interest.

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

During the six month ended February 29th 2016, the company issued to service providers 1,150,000 shares and 5,174,333 options.

Note 5 – Commitments and Contingencies

Effective December 1, 2014, the Company leases office space for its research and development activities in Caesarea, Israel under a multiple year non-cancelable operating lease that expires November 30, 2016. The lease agreement has certain escalation clauses and renewal options.

Note 6 – Material Definitive Agreements

On January 25, 2016, Cannabics Pharmaceuticals Inc. executed an exclusive IP Licensing Agreement with Mountain High Products LLC and the Cima Group LLC for the production and distribution of the Company’s CANNABICS SR technology of medical cannabis capsules, as disclosed in the 8-K of January 29, 2016.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company granted total of 3,273,332 new shares to service providers total of 140,000 shares for their services, and 3,133,332 to new investors that invested $94,000 during this quarter. As of February 29, 2016, the shares of common stock have not been issued and have been reflected in common stock to be issued in the accompanying condensed consolidated balance sheet.

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

On July 31st, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This patent is the basis for the company’s “CANNABICS SR” technology, which consists of the IP for standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection. On February 24, 2016 Cannabics pharmaceuticals filed a new patent application for the company’s slow release capsules

On August 25th, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to the advanced research and development in the company’s research laboratory in Caesarea, Israel.

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

On January 25th, 2016 the Company executed an exclusive IP Licensing Agreement with Mountain High Products LLC and the Cima Group LLC for the production and distribution of the Company’s CANNABICS SR technology of medical cannabis capsules as noted in the 8K filed January 29th, 2016.

Plan of Operation

We are dedicated to the development of advanced and sophisticated cannabinoid-based treatments and therapies. The Company’s main focus is development and marketing of various new and innovative therapies and biotechnological tools aimed at providing relief from diverse ailments that respond to active ingredients sourced from the cannabis plant. These advanced tools include innovative delivery systems for cannabinoids, personalized medicine therapies and procedures based on cannabis originated compounds and bioinformatics tools. The initial results from our joint research with the Technion Institute have been quite positive. We intend to monetize our laboratory knowledge to other Bio-Tech and pharmaceutical companies through various joint research arrangements; while at the same time bringing our flagship technology, Cannabics SR, a standardized time release capsule, to the market where the licensing regimen is conducive.

Results of Operations

For the Three Months Ended February 29, 2016 and 2015

Revenues

We had received $12,500 from licensing agreements during the three months ended February 29, 2016 compared to zero for the three months ended February 28, 2015.

Operating Expenses

For the three months ended February 28, 2016 our total operating expenses were $149,794 compared to $56,572 for the three months ended February 28, 2015 resulting in an increase of $93,222. The increase is attributable to increases of $85,823 in research and Development expenses and a total increase of $5,466 in General administration, consulting and professional fees.

We incurred foreign currency translation gain of $1,386 and a financial expense of $11,018 for the three months ended February 29, 2016 compared to a translation gain of $1,225 for the three months ended February 28, 2015. The financial expense was amortization of discount of the convertible note. As a result, the net loss was $146,926 for the three months ended February 29, 2016 compared to $55,347 for the three months ended February 28, 2015.

For the Six Months Ended February 28, 2015 and 2014

Revenues

We had received 12,500 from licensing agreements during the Six months ended February 29, 2016 comparred to zero for the six months ended February 28, 2015.

Operating Expenses

For the six months ended February 29, 2016 our total operating expenses were $212,731compared to $182,626 for the six months ended February 28, 2015 resulting in an increase of $30,105. The increase is attributable to increases in research and development expenses of $93,921. The general and administrative expenses, together with consulting and professional fees remained almost flat while the sales and marketing expenses went down from $31,000 during the six months ended February 2015 to $791 during the current period. The reduction in Sales and marketing expenses was due to the fact the expenses were mainly in order to secure license agreements which were signed in January 2016.

We incurred foreign currency translation gain of $1,386 for the six months ended February 29, 2016 compared to a losses of $379 for the six months ended February 28, 2015.we incurred a financial expense of $13,336 in the six months ended February 28, 2016, which was amortization of discount of the convertible note.. As a result the total comprehensive loss for the six months ended February 29, 2016 was $212,181 compared to $183,005 for the six months ended February 28, 2015.

Liquidity and Capital Resources

Overview

As of February 29, 2016, the Company had $77,397 in cash compared to $8,211 on February 28th 2015. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 29, 2016 compared to the Six Months ended February 28, 2015

We used cash in operations of $61,832 for the six months ended February 29, 2016 compared to cash used in operations of $164,801 for the six months ended February 28, 2015. The negative cash flow from operating activities for the six months ended February 28, 2015 is primarily attributable to the Company's net loss from operations of $212,181, offset by depreciation and amortization of $13,704, stock issued for services of $16,000; and increase in accounts payables and accrued liabilities of $124,884.

We did not use any cash in investing activities during the six months ended February 29, 2016, compared to $3,710 cash which was used in investment activities for the six months ended February 28, 2015.

Cash generated in our financing activities was $114,000 consisting of the sale of common stock of $94000 and $20,000 from a promissory note for the six months ended February 29, 2016, compared to $78,333 cash generated from the sale of common stock during the comparable period in 2015.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders issue equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

We sold 3,133,332 shares to 11 people at $.03 per share for a total of $94,000.

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

Date: April 18th, 2016	By:	/s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

	By:	/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director
Chief Technical Officer

	By:	/s/ Dov Weinberg
Dov Weinberg,
Chief Financial Officer

