Form 10-Q
period 2016-05-31
Cannabics Pharmaceuticals Inc.
filed 2016-07-13
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Yes ☐  No  ☒

As of July 14, 2016, the registrant had 107,026,665 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

May 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

		May 31,	August 31,
		2016	2015
		(UnAudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents		$88,502	$25,229
Prepaid expenses and other receivables		$2,047	$274

Total current assets		90,549	25,503

Equipment, net		1,955	3,201

Total assets		$92,504	$28,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities		$214,594	$113,847
Derivative liability		$2,354	$–
Deferred revenue	7	$50,000	–
Due to a related party	3	$224,483	$224,483
Total current liabilities		491,431	338,330

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized,
107,026,665 and 101,503,333 shares issued and outstanding at
May 31, 2016 and August 31, 2015, respectively	4	10,703	10,150
Additional paid-in capital		1,108,168	959,362
Accumulated deficit		(1,517,798)	(1,279,138)
Total stockholders' equity (deficit)		(398,927)	(309,626)

Total liabilities and stockholders' equity (deficit)		$92,504	$28,704

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net revenue	$50,000	$–	$62,500	$–
Cost of revenue	–	–	–	–
Gross profit	50,000	–	62,500	–
Operating expenses:
General and administrative expenses	$48,315	$62,817	$153,230	$201,338
Sales and marketing expenses	–	19,836	$791	$50,836
Research and development expense	15,530	71,189	$122,555	$84,293
Total operating expenses	63,845	153,842	276,576	336,467
Loss from operations	(13,845)	(153,842)	(214,076)	(336,467)
Other ( income ) and expense
Foreign exchange gain	–	–	1,386	–
Financial Loss	(12,635)	–	(25,970)	–
Loss before income taxes	(26,480)	(153,842)	(238,660)	(336,467)
Provision for income taxes	–	–	–	–
Net loss	$(26,480)	$(153,842)	$(238,660)	$(336,467)
Net loss per share - basic and diluted:	$0.000	$(0.002)	$(0.002)	$(0.003)
Net loss	$(26,480)	$(153,842)	$(238,660)	$(336,467)
Weighted average number of shares
outstanding - Basic and Diluted	104,885,216	100,665,616	102,983,381	100,618,327

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Audited)

	For the nine months ended
	May 31, 2016	May 31, 2015
	2016	2015
Cash flows from operating activities:
Net (Loss) Profit	$(238,660)	$(336,467)
Depreciation	1,245	1,103
Stock issued for services	19,850	35,500
Stock to be issued for services	–	10,000
Change in fair value of derivative liability	2,354	–
Amortization of discount	20,000	–
Changes in operating assets and liabilities:	–	–
Accounts Receivable and pre paid expenses	(1,773)	9,619
Deferred revenue	50,000	–
Accounts payable and accrued liabilities	96,257	(6,516)
Due to related party	–	135,684
Net cash used in operating activities	(50,727)	(151,077)
Cash flows from investing activities:
Acquisition of equipment	–	(3,711)
Net cash used in investing activities	–	(3,711)
Cash flows from financing activities:
Proceeds from Promissory note	20,000	–
Proceeds from sale of common stock	94,000	78,333
Net cash provided by financing activities	114,000	78,333
Effects of exchange rates on cash	–	(762)
Net Increase in cash	63,273	(77,217)
Cash and cash equivalents at beginning of year	25,229	98,768
Cash and cash equivalents at end of Quarter	$88,502	$21,551

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

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

On February 24, 2016, the Company filed a new patent application for the company’s slow release medical capsules with the US Patent & Trademark Office, as noted in their Press Release of that date.

On March 22nd, 2016, the Company announced the start of a regulated Clinical Study for Cancer Patients in Israel under the auspices of the Rambam Medical Center and the Ministry of Health. This clinical study involves patients with advanced cancer and cancer anorexia cachexia syndrome (CACS), endpoints examined are weight gain appetite, quality of life and a marker for anti-cancer activity. Quality of life in patients with CACS is directly related to loss of appetite and loss of weight. This study examines the influence of Cannabics Pharmaceuticals SR capsules on both of these common effects of cancer and cancer treatment. Secondary outcome measures are improvement in appetite, reduction in TNF-alpha level, safety assessment for early psychiatric side-effects, quality of life and evaluation of muscle strength. While this study is taking place in Israel, it is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123

Stock Split

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $238,660 for the nine months ended May 31, 2016 and has incurred cumulative losses since inception of $1,517,798. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $15,530 and $71,189 for the three months ended May 31 2016 and 2015, respectively, and $122,555 and 84,293 for the nine months ended May 31 2016 and 2015, respectively.

Revenues

Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable.

During the 3 month period which ended on May 31st 2016, the company received $50,000 for a license option agreement.

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

During the year ended August 31, 2015, Cannabics advanced $175,683 to the Company for working capital purposes this advance was in addition to $48,800 from 2014 resulting in a balance outstanding at August 31, 2015 of $224,483. No additional money was advance during the last 9 month and this is also the balance as of May 31, 2016. The advance is due on demand and bears no interest.

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

During the year ended August 31, 2015, the Company issued 540,000 shares of its common stock to 9 consultants for services rendered at a fair value of $83,123, or an average of $0.16 per share. During the nine month ended May 31st, 2016 the company issued to service providers 1,290,000 shares and 5,174,333 options.

Note 5 – Commitments and Contingencies

Effective December 1, 2014, the Company executed a two year leases agreement of an office space for its research and development activities in Caesarea, Israel. On March 1st, 2015 the company terminated this lease agreement and as of May 31, 2016, the total amount due is $4,000.

Note 6 – Material Definitive Agreements

On January 25th, 2016 Cannabics Pharmaceuticals Inc. executed an exclusive IP Licensing Agreement with Mountain High Products LLC and the Cima Group LLC for the production and distribution of the Company’s CANNABICS SR technology of medical cannabis capsules in Colorado. Mountain High LLC, operates under the trade name, Wana Caps.

Note 7- Deferred Revenue

During the 3 months ending May 31st 2016, the company received a deposit from a potential strategic investor with whom the company may proceed towards an eventual final licensing agreement for certain of its technologies.

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

Cannabics Inc. is a US based company founded in 2012 by a group of researchers from the fields of molecular biology, cancer research and pharmacology.

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

On July 31st, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This patent is the basis for the company’s “CANNABICS SR” technology, which consists of the IP for standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection. On February 24, 2016 Cannabics pharmaceuticals filed a new and comprehensive patent application for the company’s slow release capsules

On August 25th, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to the advanced research and development in the company’s research laboratory in Caesarea, Israel.

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

 On January 25th 2016 Cannabics Pharmaceuticals Inc. executed an exclusive IP Licensing Agreement with Mountain High Products LLC and the Cima Group LLC for the production and distribution of the Company’s CANNABICS SR technology of medical cannabis capsules in Colorado. And with, Cima Group LLC which is a related party to mountain high and is charged with their operations in states outside of Colorado

On December 31st, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Barak Security Ltd (Israel) for the production and distribution of the Company’s CANNABICS SR line of medical cannabis products. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Israel and the Czech Republic, exclusively through Barak Security’s affiliates and subsidiaries in strict compliance with all local laws and regulations.

On January 29, 2015 the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel. You can view the details of this ongoing study from the NIH website at http://www.cancer.gov/clinicaltrials/search/view?cdrid=769090&version=HealthProfessional&protocolsearchid=12509449.

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

On May 27, 2015, Cannabics Pharmaceuticals Inc. successfully filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers its System and Method for High Throughput Screening of Cancer Cells. Cannabics’ team of scientists has developed a high throughput screening system which is specifically designed to give personalized antitumor treatments to cancer patients. In this proprietary system, biopsies are treated, in-Vitro With innumerous plant extract combinations and the antitumor effects are screened and calculated

Plan of Operation

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

Results of Operations

For the Three Months Ended May 31, 2016 and 2015

Revenues

During the 3 months ending May 31st 2016, the company received a $50,000 deposit from a potential strategic investor with whom the company may proceed towards an eventual final licensing agreement for certain of its technologies. The deposit was forfeited under the terms of the agreement.

Operating Expenses

For the three months ended May 31, 2016 we reduced all our activities and therefore our total operating expenses were $63,845 compared to $153,842 for the three months ended May 31, 2015 resulting in a decrease of $89,997. The decrease is attributable to decreases in general and administrative expenses of $14,502; research and development expenses of $55,659; and a decrease in sales and marketing expenses of $19,836.

We incurred financial expenses of $12,635 compared to Zero for the three month ended on May 31st 2015 As a result, loss from operations was $13,845 for the three months ended May 31, 2016 compared to $153,842 for the three months ended May 31, 2015 and the total comprehensive loss was $26,480 for three months ended May 31, 2016 compared to $153,842 for the three months ended May 31, 2015.

For the nine Months Ended May 31, 2016 and 2015

Revenues

We had received $62,500 from licensing agreements and a licensing option agreement during the nine months ended May 31 2016.

Operating Expenses

For the nine months ended May 31, 2016 our total operating expenses were $276,576 compared to $336,467 for the nine months ended May 31, 2015 resulting in a decrease of $59,891. The decrease is attributable to decreases in general and administrative expenses of $48,108; sales and marketing expenses of $50,045 offset by an increase in research and development expenses of $38,262.

We incurred foreign currency translation gain of $1,386 for the nine months ended May 31, 2016 compared to zero for the nine months ended May 31, 2015. As a result, loss from operations was $214,076 for the nine months ended May 31, 2016 compared to $336,467 for the nine months ended May 31, 2015 and the total comprehensive loss was $238,660 for the nine months ended May 31, 2016 compared to $336,467 for the nine months ended May 31 2015.

Liquidity and Capital Resources

Overview

As of May 31, 2016, the Company had $88,502 in cash and a deficit in working capital of $400,882. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the nine Months Ended May 31, 2016 compared to the nine Months ended May 31, 2015

We used net cash in operations of $50,727 for the nine months ended May 31, 2016 compared to net cash used in operations of $151,077 for the nine months ended May 31, 2015. The negative cash flow from operating activities for the nine months ended May 31, 2016 is primarily attributable to the Company's net loss from operations of $238,660, offset by depreciation of $1,245, stock issued for services of $19,850,deferred revenues of $50,000, which the company received for a potential licensing agreement and increase of $96,257 in account payables and accrued liabilities. Cash used in operations for the nine months ended May 31, 2015 is primarily attributable to the Company's net loss from operations of $336,467 offset by stock issued for services of $45,500 and increased liability to a related party of $135,684 .

Cash used in investing activities for the nine months ended May 31, 2015 was $3,711, consisting of the acquisition of equipment. We did not use any cash in any investing activities during the nine months ended May 31, 2016.

Cash generated in our financing activities was $114,000 consisting of the sale of common stock and proceeds from a promissory note for the nine months ended May 31, 2016, compared to 78,333 $ cash generated from the sale of common stock during the comparable period in 2015.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended May 31, 2016 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2015, included in our Annual Report on Form10-K as filed on January 7, 2016, for a discussion of our critical accounting policies and estimates.

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

Date: July 12th, 2016	By: /s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

By: /s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

By: /s/ Dov Weinberg
Dov Weinberg, Chief Financial Officer

