Form 10-K
period 2016-08-31
Cannabics Pharmaceuticals Inc.
filed 2016-12-13
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-52403

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

On August 31st, 2016, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $922,115, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.05. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of December 12th, 2016, the registrant had 107,221,903 shares of its Common Stock, $0.0001 par value, outstanding.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, and “CNBX” means Cannabics Pharmaceuticals Inc., unless otherwise indicated.

i

PART I

Item 1. Description of Business

We were previously an exploration stage mining company which has transitioned now into a bio-tech company. We currently have an IP Licensing Agreement in Spain, and the USA, but have not as yet earned revenues. We can provide no assurance that we will be able to successfully license our technology or that said licensing agreements will be commercially viable.

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

On September 30, 2010, we increased our authorized capital to 900 million shares of common stock (par value $0.0001) and 100 million shares of preferred stock (par value $0.0001), and effected a 20-for-1 reverse split of our issued and outstanding common stock. As a result of the reverse split, our issued and outstanding common stock was reduced from 13,604,000 shares to 680,202 shares and 5,000,000 preferred shares.

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

Dr. Zohar Koren resigned his official position as director of the corporation on January 2015.

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

On January 25th 2016 Cannabics Pharmaceuticals Inc. executed an exclusive IP Licensing Agreement with Mountain High Products LLC and the Cima Group LLC for the production and distribution of the Company’s CANNABICS SR technology of medical cannabis capsules in Colorado. And with, Cima Group LLC which is a related party to mountain high and is charged with their operations in states outside of Colorado.

On February 24, 2016, the Company filed a new patent application for the company’s slow release medical capsules with the US Patent & Trademark Office, as noted in their Press Release of that date.

On March 22nd, 2016, the Company announced the start of a regulated Clinical Study for Cancer Patients in Israel under the auspices of the Rambam Medical Center and the Ministry of Health. This clinical study involves patients with advanced cancer and cancer anorexia cachexia syndrome (CACS), endpoints examined are weight gain appetite, quality of life and a marker for anti-cancer activity. Quality of life in patients with CACS is directly related to loss of appetite and loss of weight. This study examines the influence of Cannabics Pharmaceuticals SR capsules on both of these common effects of cancer and cancer treatment. Secondary outcome measures are improvement in appetite, reduction in TNF-alpha level, safety assessment for early psychiatric side-effects, quality of life and evaluation of muscle strength. While this study is taking place in Israel, it is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123.

On June 6th, 2016 the Company filed a PCT Application with the US Patent & Trademark Office (USPTO) entitled a "System and Method for High Throughput Screening of Cancer Cells". Cannabics Pharmaceuticals has developed a proprietary high throughput screening process which is designed to generate mega-data of specific cannabinoids and cannabinoid formulations with antitumor properties. In this proprietary process biopsies and live cancer cells lines are treated, In vitro, with innumerous combinations of cannabinoids and the resulting antitumor effects are screened, categorized and actually visually displayed.

Our Business

We are a pharmaceutical development company focusing on cancer research utilizing advanced HTS technology and personalized bioinformatics tools.

Management Experience

Cannabics Pharmaceuticals Inc.’s management team is highly experienced in various aspects of biotech and pharmaceutical management. The scientific team has a long cumulative track record in cancer and CNS research, pharmaceutical development, clinical studies and a deep hands-on understanding of the medical cannabis industry.

Dr. Eyal Ballan, 43, is a co-founder of Cannabics Inc. and is its CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer).  He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors and is a member of the American Academy of Neurology.

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

Most importantly, while the U.S. FDA has yet to approve even basic private research relating to cannabis, the regulatory environment is quite different in Israel. Within the Israeli Ministry of Health, there is a stand-alone agency, the Israeli Medical Cannabis Agency, (IMCA), which on October 26th, 2014, granted Cannabics Pharmaceuticals an exclusive government License to launch their advanced scientific R&D program.

Through the large body of research that is conducted by its scientists and affiliated partners, the Company has been able to gain in-depth knowledge of the various therapeutic effects of diverse cannabis strains and identify patterns of cannabinoid ratios that are useful in treating various indications. The Company is currently in the midst of several collaborative programs with several leading academic research and medical centers in Israel in order to further establish the beneficial therapeutic effects of its proprietary Intellectual Property, and to refine its development of novel treatments for debilitating ailments.

CANNABICS SR technology

While the medicinal effects of certain cannabinoids are well known to physicians, it is common knowledge that smoking is hazardous to health, due to the formation of inhaled carcinogenic compounds in the combustion process and deposit of tar and other damaging residues in the lung tissue. Many physicians are perfectly aware of the beneficial therapeutic properties of medical cannabis, however they refrain from recommending or prescribing it to patients knowing that smoking the raw flowers is still the most common and available administration route. Suggesting smoking for a grandmother going through cancer treatment makes little sense. Hence the availability of an oral, standardized, reliable and clinically tested administration route of medical cannabis – no different from the administration route of most medications consumed by patients today - would dramatically improve the availability of medical cannabis therapy to patients in need.

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

On June 6th, 2016 the Company filed a PCT Application with the US Patent & Trademark Office (USPTO) entitled a "System and Method for High Throughput Screening of Cancer Cells". Cannabics Pharmaceuticals has developed a proprietary high throughput screening process which is designed to generate mega-data of specific cannabinoids and cannabinoid formulations with antitumor properties. In this proprietary process biopsies and live cancer cells lines are treated, In vitro, with innumerous combinations of cannabinoids and the resulting antitumor effects are screened, categorized and actually visually displayed.

Competitive Factors

The Pharmaceutical industry is highly competitive and we will be competing with many other and better financed companies.

We are an early stage pharmaceutical company, with deminimis positive cash flow. We compete with other early stage bio-tech and pharmaceutical companies for financing from a limited number of investors that are prepared to make investments in early stage development companies. The presence of competing early stage pharmaceutical companies may impact on our ability to raise additional capital in order to fund our research and development if investors are of the view that investments in competitors are more attractive based on their subjective analysis of our company, the general market conditions and the price of the investment offered to investors.

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

Employees

As of August 31, 2016, the Company had 2 employees, one of which was our Director Eyal Ballan, who, along with our administrative assistant were given monthly salaries. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CNBX". As of November 28th, 2016, the Company’s common stock was held by 69 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW

August 31, 2016	$0.05	$0.04
May 31, 2016	$0.06	$0.06
February 28, 2016	$0.12	$0.08
November 30, 2015	$0.05	$0.04
August 31, 2015	$0.18	$0.12

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On November 28th, 2016, the shareholders' list of our shares of common stock showed 69 registered holders of our shares of common stock and 107,221,903 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2016, the Company issued 3,133,332 shares to 11 people at $.03 per share for a total of $94,000.

During the year ended August 31, 2016, the Company issued 1,290,000 shares of its common stock to 6 consultants for services rendered at a fair value of 47,550 or an average of $0.037 per share.

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

Results of Operations

Year ended August 31, 2016 compared to the year ended August 31, 2015

Revenues

The revenues for the year ended August 31, 2016 totaled to $112,500.

In March 2016, we received a $50,000 deposit and in May 2016 received an additional $50,000 deposit from a potential strategic investor as an option agreement towards a final licensing agreement for certain of its technologies. The deposits were forfeited under the terms of the agreement.

The Company received $12,500 as IP fees.

Operating and Other Expenses

For the year ended August 31, 2016 our total operating expenses were $393,177 compared to $536,500 for the year ended August 31, 2015. The decrease is attributable mainly to, general and administrative expenses of $119,737, marketing expenses of $61,755, offset by an increase in research and development expenditures of $38,169. The decrease in the operating expenses attributed to reduction as a result of cash storage.

The net loss for the year ended August 31, 2016 was $307,181 compared to $541,387 for the year ended August 31, 2015.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2016, as well as August 31, 2015, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2016 has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2016 compared to the year ended August 31, 2015

As of August 31, 2016, we had $19,127 compared to $25,229 as of August 31,2015. The Company used cash in operations of $120,103 for the year ended August 31, 2016 compared to cash used in operations of $179,055 for the year ended August 31, 2015.

During the year ended August 31, 2016, the Company received $20,000 in proceeds from a promissory note as well as $94,000 from the issuance of common stock, compared to $108,556 in the year ended August 31, 2015.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Cannabics Pharmaceuticals Inc.:

We have audited the accompanying consolidated balance sheets of Cannabics Pharmaceuticals Inc. as of August 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabics Pharmaceuticals Inc. as of August 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred an operating loss since inception. Further, as of August 31, 2016, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

December 7, 2016

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	August 31,	August 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$19,127	$25,229
Prepaid expenses and other receivables	2,966	274

Total current assets	22,093	25,503

Equipment, net	1,623	3,201

Total assets	$23,716	$28,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$265,325	$113,847
Derivative liability	1,356	–
Due to a related party	224,483	224,483
Total current liabilities	491,164	338,330

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 107,221,903 and 101,503,333 shares issued and outstanding at August 31, 2016 and August 31, 2015, respectively	10,722	10,150
Additional paid-in capital	1,108,148	959,362
Accumulated deficit	(1,586,319)	(1,279,138)
Total stockholders' equity (deficit)	(467,449)	(309,626)

Total liabilities and stockholders' equity	$23,716	$28,704

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations

	For the Year Ended August 31,
	2016	2015
Net revenue	$112,500	$–

Gross profit	112,500	–

Operating expenses:
Research and development expenses	177,607	139,438
Sales and marketing expenses	960	62,715
General and administrative expenses	214,610	334,347
Total operating expenses	393,177	536,500

Loss from operations	(280,677)	(536,500)

Other income (expense):
Foreign exchange gain (loss)	1,386	(1,861)
Financial Loss	(27,890)	(3,026)
Net loss	$(307,181)	$(541,387)

Net loss per share - basic and diluted:	$(0.003)	$(0.01)
Weighted average number of shares outstanding - Basic and Diluted	103,258,456	100,706,876

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

	For The Year ended at August 31,
	Aug 31, 2016	Aug 31, 2015
Cash flows from operating activities:
Net Loss	$(307,181)	$(541,387)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,577	1,304
Stock issued for services	19,850	83,123
Change in fair value of derivative liability	(712)	–
Amortization of discount	20,000	–
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	(2,692)	13,715
Accounts payable and accrued liabilities	149,055	88,507
Amount due to subsidiary held for sale	–	–
Due to related party	–	175,683
Net cash used in operating activities	(120,103)	(179,055)

Cash flows from investing activities:
Acquisition of equipment	–	(3,040)
Net cash used in investing activities	–	(3,040)

Cash flows from financing activities:
Proceeds from Promissory note.	20,000	–
Proceeds from sale of common stock	94,000	108,556

Net cash provided by financing activities	114,000	108,556

Net Decrease in cash	(6,103)	(73,539)
Cash and cash equivalents at beginning of year	25,229	98,768
Cash and cash equivalents at end of the year	$19,126	$25,229

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional paid in	Accumulated	Total stockholders' equity
	Shares	Amount	capital	deficit	(deficit)

Balance, August 31, 2014	100,250,000	$10,025	$767,808	$(737,751)	$40,082

Issuance of shares of common stock for services	540,000	54	83,069	–	83,123

Issuance of common stock and warrants for cash	713,333	71	108,485	–	108,556

Net loss for the year ended August 31, 2015	–	–	–	(541,387)	(541,387)

Balance,August 31, 2015	101,503,333	$10,150	$959,361	$(1,279,138)	$(309,626)

Issuance of shares of common stock	195,238	20	(20)
					–
Issuance of shares of common stock and warrants for cash	3,133,332	313	107,179	–	107,492
					–
Issuance of common stock for services	1,290,000	129	19,805	–	19,934

Promissory Note conversion into shares	1,100,000	110	21,823	–	21,933
					–
Net loss for the year ended August 31, 2016			–	(307,181)	(307,181)

Balance, August 31, 2016	107,221,903	$10,723	$1,108,148	$(1,586,319)	$(467,448)

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2016

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $307,181 for the year ended August 31, 2016 and has incurred cumulative losses since inception of $1,586,319. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implementing its business plan. No assurance can be given that the Company will be successful in these efforts.

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

Note 2 – Summary of Significant Accounting Policies

Functional currency

The currency of the primary economic environment in which the operations of the Company and its Subsidiary are conducted is the U.S. dollar (“$” or “dollar”). Therefore, the functional currency of the Company and its Subsidiary is the dollar.

Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars in accordance with the provisions of ASC 830-10 (formerly Statement of Financial Accounting Standard 52), "Foreign Currency Translation". All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2016 and 2015, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s U.S. bank accounts.

Equipment, net

Equipment at August 31, 2016 consists of computer equipment and is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $1,577 and $1,304 for the years ended August 31, 2016 and 2015, respectively.

Note 2 – Summary of Significant Accounting Policies (Continued)

Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and product returns can be reliably estimated.

Revenue from license agreements is recognized over the periods from which the Company is entitled to the respective payments.

The Company’s revenues are concentrated in a small number of customers. For the year ended August 31, 2016 the revenues were for license fees or forfeited deposits on license agreements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Derivative liabilities fair values were based on level 1.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2016 and 2015 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Research and development, net

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, employee benefits, the cost of supplies, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses and the full cost of manufacturing product for use in research and preclinical development. All costs associated with research and development are expensed as incurred.

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as Contract Research Organizations, independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical studies. For each clinical trial that the Company conducts, clinical trial costs are expensed immediately.

Note 2 – Summary of Significant Accounting Policies (Continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2016.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2016 and 2015.

Note 2 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2016 and 2015, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2016 and 2015.

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

Note 3 – Recent Accounting Pronouncements (continued)

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

Note 4 – Intangible Assets

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

Note 5 – Related Party Transactions

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

On February 22, 2016, the Company and Cannabics Inc., a Delaware Corporation, related party, and majority holder of the Issuer did execute a Rescission Agreement, wholly rescinding the previous Agreements noted supra. As such, all Intellectual Property, provisional patents, assigned Debts and the Company’s Subsidiary “Grin Ultra Ltd.” has been reincorporated as part of the company.

During the year ended August 31, 2016 and August 31 2015, the Company paid a total of $38,833 and $24,500, respectively, consulting fees and salary to one of its directors.

Cannabics Inc. (the parent company) balance at August 31, 2016 and 2015 was $224,483. The advance is due on demand and bears no interest.

As of August 31, 2016, an officer and director of the Company owes the Company $1,849.

Note 6 – Commitments and Contingencies

The Company signed an agreement with the “Technion Research and Development Foundation” on February 15, 2015 for $130,000 to perform research and development for advanced cannabinoid based therapies. By the fiscal year end of 2016 the company has paid a total $65,000 and additional $10,000 in September 2016, and the full balance in November, 2016, with no balance remaining.

As security for its obligation under a lease agreement the Company’s subsidiary provided a bank guarantee in the amount of $5,000.

Note 7 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. The Company’s initial Articled authorized 5,000,000 preferred shares at .0001 par value, no other attributes have been assigned and no such shares have ever been issued.

Common Stock

During the year ended August 31, 2015, the Company issued 713,333 shares of its common stock to 2 investors for cash of $128,333, or an average of $0.18 per share. 313,333 shares were issued to one investor in September and November 2014 and 400,000 were issued to the second investor in August 2015. This 400,000 issuance included 1.6 million warrants.

During the year ended August 31, 2015, the Company issued 540,000 shares of its common stock to 8 consultants for services rendered at a fair value of $83,123, or an average of $0.16 per share.

During the year ended August 31, 2016, the Company issued 3,133,332 shares to 11 people at $.03 per share for a total of $94,000.

During the year ended August 31, 2016, the Company issued 1,290,000 shares of its common stock to 6 consultants for services rendered at a fair value of $47,550 or an average of $0.037 per share. These service fees were accounted for as costs of investments.

In May 2016 the Company issued 1,100,000 Shares in full conversion of a Promissory Note due to a Holder which converted at $0.02 per share per the terms of the Note.

In August 2016 the Company issued 195,238 shares to a previous investor per the terms of his original investment with the Company. The shares are issued as part of the “Ratchet Clause” of the Subscription Agreement. The amount of shares is derived by looking backwards at the 20 day VWAP on the 9 month anniversary of initial funding.

Note 8 – Warrants

As part of the Company's private placements and equity sales the Company issued warrants, as follows:

1.	In August 2015, the Company issued 1,600,000 non-transferable Common Stock warrants to an investor. Each Common Stock warrant can be exercised into one share at an exercise price of $0.20 per warrant and is exercisable until August 10, 2016 issuance price. The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.198
Expected Volatility	100%
Risk Free Interest Rate	0.721%
Expected Term (years)	1.0
Expected Dividend Yield	0%

Note 8 – Warrants (continued)

2.	In February 2016, the Company issued 11,974,333 non-transferable Common Stock warrants to investors as part of their Subscription rights. Each Common Stock warrant can be exercised into one share at an exercise price of $0.03 per warrant, and are exercisable until various dates between August 2016 and February 2018. The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.0387
Expected Volatility	16.56%
Risk Free Interest Rate	0.65%
Expected Term (years)	2.0
Expected Dividend Yield	0%

3.	As of August 31, 2016, the Company had outstanding warrants exercisable for 7,974,337 shares of common stock at exercise prices of $0.03 per share and expiring at various dates between February, 2017 and February 2018.

The following table presents the warrant activity for the years ended August 31, 2016 and 2015.

	2016		2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding as of September 1	1,600,000	$0.20	–	–
Issued	11,974,333	$0.03	1,600,000	$0.20
Exercised	–	–	–	–
Expired	(5,599,996)	$0.08	–	–
Warrants outstanding as of August 31	7,974,337	$0.03	1,600,000	$0.20
Warrants exercisable as of August 31	7,974,337	$0.03	1,600,000	$0.20

4.	As of August 31, 2016, 66,667 warrants are accounted for as a derivative liability with a fair value of $1,356. The intrinsic value of these warrants was $1,333 at August 31, 2016. The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.03
Expected Volatility	16.56%
Risk Free Interest Rate	0.81%
Expected Term (years)	1.4
Expected Dividend Yield	0%

Note 9 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2016 as the Company had cumulative operating losses. For the years ended August 31, 2016 and 2015, the Company incurred net losses for tax purposes of approximately $162,000 and $412,000, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2036.

Note 9 – Income Taxes (continued)

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2016 and 2015 is 25% and 26.5% respectively.

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%. There is no impact on the financial statements of the Company as a result of the changes in the Israeli corporate tax rate as the Subsidiary is in a loss position for tax purposes.

As of August 31, 2016, the Subsidiary has an accumulated tax loss carry forward of approximately $274,000 (as of August 31, 2015, approximately $130,000). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2016	2015
United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	-%	-%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2016	2015
US Deferred income tax assets:
Net operating loss carry forwards benefit	$446,024	$390,850
Valuation allowance	(446,024)	(390,850)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$70,564	$34,338
Valuation allowance	(70,564)	(34,338)
	$–	$–

	August 31,
	2016	2015
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$516,588	$425,189
Valuation allowance	(516,588)	(425,189)
Net deferred income tax assets	$–	$–

Note 9 – Income Taxes (continued)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $81,908 and $183,940 for the years ended August 31, 2016 and 2015, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2016 and 2015. At August 31, 2016, the Company has net operating loss carry forwards of approximately $1,586,319 which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2016, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 10 – Subsequent Events

On September 20th, 2016, the Company received $11,000- in the form of a Promissory Note. The terms of the Note are without interest and if not repaid prior to January 1st, 2017, is convertible at a 50% discount to the then market price of the company’s common stock.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 11 – Financial expenses

	For the year Ended August 31, 2016	For the year Ended August 31, 2015

Interest and bank charges	$7,178	$3,026
Loss from warrants evaluation	712	–
Amortization of discount	20,000	–
Currency exchange differences loss ( gain )	(1,386)	1,861
	$26,504	$4,887

Item 12. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 12a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by Cannabics Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 13. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

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

Name	Position	Age	Held Position Since
Dr. Eyal Ballan	Director, CTO	42	April 29, 2014
Itamar Borochov	Director, CEO	57	April 29, 2014
Uri Ben-Or	CFO	44	November 05, 2016

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

Uri Ben-Or, 46 CPA, MBA - CFO, has More than 15 years of experience as CFO of public and private companies in the life science and Medical Device Industry. Uri has significant expertise in public Life Science companies traded on the TASE and serve as the acting CFO of some of In addition Uri has strong finance, operation, and business development background in both startups and public global companies in the US, Europe, and Israel including developing strategic policy and guidance with respect to corporate structure and fundraising

All directors serve for terms of one year each, and are subject to re-election at Annual Meeting of Shareholders, unless they earlier resign.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2016 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 14. Executive Compensation

We have begun to pay monthly salaries to one of our Directors and Counsel as of August, 2015. For the current year ending August 31, 2016, only one Director received a yearly payment of $38,833 for FY 2016. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have positive and stable cash flows.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
				(1)	(2)
Eyal Ballan, Director, CTO	2016	$38,833	$–	$–	$–	$38,833
Eyal Ballan, Director, CTO	2015	$24,500	$–	$–	$–	$24,500

The following table sets forth, as of November 28th, 2016, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	88,289,594	86.4%

*Our 2 Directors Dr. Eyal Ballan and Itamar Borochov are also Directors of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

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

Item 15. Certain Relationships and Related Transactions, and Director Independence

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

No other material related party transactions between the Company and its officers, directors or control persons occurred during the fiscal years ended August 31, 2016 and 2015.

Item 16. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Weinberg & Baer for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2016 and 2015 were $13,500 and $7,500, respectively.

Audit Related Fees

For the fiscal years ended August 31, 2015, the aggregate fees billed for assurance and related services by Fruci & Associates II, PLLC relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $20,636.

Tax Fees

For the fiscal years ended August 31, 2016 and 2015, the Company paid fees of $1,000 for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2016 and 2015, the Company did not pay any other fees.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Weinberg and Bear is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

Item 17. Exhibits

Exhibit 3.1	Amended Articles of Incorporation, Cannabics Pharmaceuticals Inc., Incorporated by reference

Exhibit 3.2	Bylaws of Cannabics Pharmaceuticals, Incorporated by reference.

Exhibit 3.3	Subsidiary – G.R.I.N. Ultra Ltd – Board Resolution Authorizing Creation, Incorporated by reference.

Exhibit 3.4	Subsidiary – G.R.I.N. Ultra Ltd – Official Companies Listing (Israel) Incorporated by reference.

Exhibit 3.5	Material Contract – Collaboration & Exclusivity Agreement with Cannabics, Inc., incorporated by reference from Form 8K filed July 25th, 2014.

Exhibit 3.6	Intellectual Property & Subsidiary Assignment of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.7	Assignment & Assumption of Debt & Liabilities Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.8	Debt Cancellation Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.9	IP Licensing Agreement with The CIMA Group LLC, December 17th, 2015.

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2016	By:	/s/ Itamar Borochov
Itamar Borochov, Director Chief Executive Officer

/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

