Form 10-Q
period 2016-11-30
Cannabics Pharmaceuticals Inc.
filed 2017-01-17
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30th, 2016

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
#3 Bethesda Metro Center, Suite 700 Bethesda, Maryland 20814
(Address of principal executive offices)

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

Yes ☐  No  ☒

As of January 17, 2017, the registrant had 114,120,678 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

November 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30 ,	August 31 ,
	2016	2016
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$278,151	$19,127
Prepaid expenses and other receivables	3,453	2,966

Total current assets	281,604	22,093

Equipment, net	1,355	1,623

Total assets	$282,959	$23,716

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$226,225	$265,325
Derivative liability	40,682	1,356
Due to a related party	246,535	224,483
Total current liabilities	513,442	491,164

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized,114,077,234 and 107,221,903 shares issued and outstanding at November 30, 2016 and August 31, 2016, respectively	11,408	10,722
Additional paid-in capital	1,616,443	1,108,148
Subscriptions receivables	(125,000)	–
Accumulated deficit	(1,733,333)	(1,586,319)
Total stockholders' equity (deficit)	(230,483)	(467,448)

Total liabilities and stockholders' equity	$282,959	$23,716

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2016	2015
Operating expenses:
Research and development expenses	$22,133	$8,397
Sales and marketing expenses	–	491
General and administrative expenses	80,743	44,049

Total operating expenses	102,876	52,937

Loss from operations	(102,876)	(52,937)

Other expenses
Financial Expenses	(44,138)	(2,319)

Loss before income taxes	$(147,014)	$(55,256)

Net loss per share - basic and diluted:	$(0.001)	$(0.001)

Weighted average number of shares outstanding - Basic and Diluted	108,385,480	100,618,327

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

( Unaudited )

	For the Three month ended
	November 30,	November 30,
	2016	2015
Cash flows from operating activities:
Net (Loss) Profit	$(147,014)	$(55,256)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	269	415
Interest on loans	51	–
Stock issued for services	–	26,000
Change in fair value of derivative liability	39,326	–
Amortization of discount	–	2,414
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	(487)	(10,013)
Accounts payable and accrued liabilities	(39,101)	771
Net cash used in operating activities	(146,956)	(35,669)

Cash flows from financing activities:
Proceeds from Promissory note	22,000	20,000
Proceeds from sale of common stock	383,980	–
Net cash provided by financing activities	405,980	20,000

Net increase (decrease) in cash	259,024	(15,669)
Cash and cash equivalents at beginning of Period	19,127	25,229
Cash and cash equivalents at end of the Period	$278,151	$9,560

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

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

On March 22, 2016, the Company announced the start of a regulated Clinical Study for Cancer Patients in Israel under the auspices of the Rambam Medical Center and the Ministry of Health. This clinical study involves patients with advanced cancer and cancer anorexia cachexia syndrome (CACS), endpoints examined are weight gain appetite, quality of life and a marker for anti-cancer activity. Quality of life in patients with CACS is directly related to loss of appetite and loss of weight. This study examines the influence of Cannabics Pharmaceuticals SR capsules on both of these common effects of cancer and cancer treatment. Secondary outcome measures are improvement in appetite, reduction in TNF-alpha level, safety assessment for early psychiatric side-effects, quality of life and evaluation of muscle strength. While this study is taking place in Israel, it is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123

Basis of Presentation

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

These unaudited financial statements should be read in conjunction with our 2016 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $147,014 for the three months ended November 30, 2016 and has incurred cumulative losses since inception of $1,733,333. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $22,133 and $8,397 for the three months ended November 30, 2016 and 2015, respectively.

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

Note 2 – Related Party Transactions

On September 22, 2016, the Company entered into a debt agreement with Cannabics, Inc. a related party, for $11,000. the Company issued a convertible Promissory Note with a fixed maturity date of December 31, 2016 (the “Convertible Note”). The Convertible Note, accrued simple interest at the rate of Libor +1% per annum from September 22, 2016. On November 6, 2016, the Company entered into a second debt agreement for $11,000 with the same terms as the first agreement, the total debt resulted from the two agreements is $22,000. Both notes are past due and are convertible into common shares of the Company at the holder’s option at a 50% discount to the trading market average of the last seven trading days.

During the three months ending November 30, 2016, the Company paid a total of $18,100 consulting fees and salary to one of its directors.

The Company had a balance outstanding at November 30, 2016 of $224,483 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 –Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Common Stock

Pursuant to subscription agreements entered into during the three months ended November 30, 2016, on January 5, 2017, the Company issued 5,055,334 shares to 13 investors at $.09 per share for a total of $449,573. Also on January 5, 2017, the Company issued 1,800,000 shares to 7 individuals who exercised their previous Warrant Rights at $.03 per share for a total of $54,000.

Note 4 – Subsequent Events

On December 13, 2016, the Company tendered 23,441 shares to its Former CFO as part of the Separation Agreement between them.

On December 22, 2016, the Company issued 20,000 restricted shares as payment in full to a Consultant pursuant to the Agreement between them.

On January 4th, 2017, the Company’s subsidiary Grin Ultra Ltd. entered into a six-month lease for office and laboratory space in Hod HaSharon, Israel. The monthly rental is approximately $1,386 (5,300 Israeli Shekels). The Company has an option to extend the lease for another six months on the same terms.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Cannabics, Inc. is a US based company founded in 2012 by a group of researchers from the fields of molecular biology, cancer research and pharmacology.

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

On June 19, 2014, FINRA granted final approval of Change of Name & Ticker Symbol of the Corporation from American Mining Corporation to Cannabics Pharmaceuticals Inc., with the new Ticker Symbol of “CNBX”. Said approval was predicated upon Cannabics Pharmaceuticals Inc.’s filing of Articles of Merger with American Mining Corporation with the Nevada Secretary of State on May 21st, 2014. Under the laws of the State of Nevada, Cannabics Pharmaceuticals Inc. was merged with and into the Registrant, with the Registrant being the surviving entity. The Merger was completed under Section 92A.180 of the Nevada Revised Statutes, Chapter 92A, as amended, and as such, does not require the approval of the stockholders of either the Registrant or Cannabics Pharmaceuticals Inc.

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company issued 18,239,594 shares of its common stock to Cannabics, Inc. for $150,000 cash received.

On July 31, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This patent is the basis for the company’s “CANNABICS SR” technology, which consists of the IP for standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection. On February 24, 2016 Cannabics pharmaceuticals filed a new and comprehensive patent application for the company’s slow release capsules

On August 25, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to the advanced research and development in the company’s research laboratory in Caesarea, Israel.

On October 20, 2014, Cannabics Pharmaceuticals Inc. received Government Certification from the Ministry of Health in Israel for the establishment of an advanced R&D laboratory dedicated to medical research and development of cannabinoid-based therapies. R&D is conducted to date in Israel and has resulted in an IP portfolio that includes proprietary formulation methods of cannabinoid extracts that enable a sustained release PK profile of the active ingredients upon oral administration. Our first technology is “Cannabics SR” - a standardized, high bioavailability, sustained release medical cannabis capsule that is based on cannabinoid extracts from selected strains of medical cannabis.  The Cannabics SR proprietary formulation was shown to provide a steady state level of beneficial therapeutic effects within the therapeutic window for 10-12 hours. In Israel, numerous patients (most of them oncology patients) have already been treated with Cannabics SR capsules; with both patients and doctors reporting high levels of satisfaction from the uniformity and long lasting therapeutic effects of this unique medical technology.

On November 4, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Kalapa Holdings (Spain) for the production and distribution of the Company’s CANNABICS SR medical capsules. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Spain, exclusively through Kalapa Holdings and its subsidiaries in strict compliance with Spanish law and regulations to certified patients.

On December 18, 2014, Cannabics Pharmaceuticals Inc. executed a letter of engagement with Mountain High Products in Colorado, for the manufacturing and distribution of Cannabics SR technology in the Colorado market. Cannabics SR medical cannabis technology will be utilized by Mountain High Products in strict compliance with Colorado laws and regulations of "Cannabis Infused Edible Products" and distributed to certified dispensaries through Mountain High's existing distribution channels.

On December 30, 2014, Cannabics Pharmaceuticals Inc. executed an IP Licensing and Collaboration Agreement with Barak Security Ltd (Israel) for the production and distribution of the Company’s CANNABICS SR line of medical cannabis products. The IP Licensing Agreement allows for the Company’s advanced cannabinoid administration technology to be manufactured and distributed in Israel and the Czech Republic, exclusively through Barak Security’s affiliates and subsidiaries in strict compliance with all local laws and regulations.

On January 29, 2015, the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel. You can view the details of this ongoing study from the NIH website at http://www.cancer.gov/clinicaltrials/search/view?cdrid=769090&version=HealthProfessional&protocolsearchid=12509449.

On February 15, 2015, the Company executed of a Research Agreement with the Technion Research & Development Foundation Ltd (Israel) to undertake a Research Project entitled "The Assessment of the Antitumor Activity of the Whole Cannabis Plant Extract, Components and Derivatives Thereof".  Under the terms of the Agreement, Cannabics Pharmaceuticals will collaborate with the Technion’s Laboratory of Cancer Biology and Cannabinoid Research. The purpose of this Research is to develop a diagnostic and therapeutic system to harness the anti-cancer properties of active cannabis-based ingredients. The study will screen and evaluate different types of human cancer cells treated with a multitude of cannabinoid combinations and observe and catalogue the effects thereof. Technion is consistently ranked among the world’s top science and Technology Research Universities. The Faculty of Biology is comprised of 23 independent research groups, focusing on a variety of aspects of Cellular, Molecular and Developmental Biology. The faculty has extensive collaborations with the pharmaceutical and biotechnology industries.

On May 27, 2015, the Company filed a Patent with the USPTO entitled “A Method of in Vitro High Throughput Screening of Cancer Biopsies with Cannabinoid Extracts”. In essence this patent takes the next step from the cancer cell knowledge already obtained from cell lines in the Technion Laboratory and extends it to a system of analyzing cancer cells taken from patient biopsies, and then testing them against a multitude of cannabinoid combinations for anti-tumor activity via the High Throughput Screening process. This patent formally begins the next phase of the Company, which is Personalized Medicine (PM). We have developed an automated high-throughput method for the screening of different types of cancer cells or biopsies treated with a multitude of cannabis extracts. These natural extracts could also be tested in conjunction with already approved and common synthetic drugs for patients that undergo chemotherapy for the most personally tailored therapy. This multilayer method is producing a large-scale database that will capture the knowledge gained as to the unique effects of different combinations of cannabinoid compounds on diverse malignancies. Coextensive with the development of the automated high-throughput system, we are also developing proprietary and novel compounds targeting diverse and specific types of tumors.

On January 25, 2016, the Company executed an exclusive IP Licensing Agreement with Mountain High Products LLC and the Cima Group LLC for the production and distribution of the Company’s CANNABICS SR technology of medical cannabis capsules in Colorado. And with, Cima Group LLC which is a related party to Mountain High Products LLC and is charged with their operations in states outside of Colorado.

On February 24, 2016, the Company filed a new patent application for the company’s slow release medical capsules with the US Patent & Trademark Office, as noted in their Press Release of that date.

On March 22, 2016, the Company announced the start of a regulated Clinical Study for Cancer Patients in Israel under the auspices of the Rambam Medical Center and the Ministry of Health. This clinical study involves patients with advanced cancer and cancer anorexia cachexia syndrome (CACS), endpoints examined are weight gain appetite, quality of life and a marker for anti-cancer activity. Quality of life in patients with CACS is directly related to loss of appetite and loss of weight. This study examines the influence of Cannabics Pharmaceuticals SR capsules on both of these common effects of cancer and cancer treatment. Secondary outcome measures are improvement in appetite, reduction in TNF-alpha level, safety assessment for early psychiatric side-effects, quality of life and evaluation of muscle strength. While this study is taking place in Israel, it is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123.

On June 6, 2016, the Company filed a PCT Application with the US Patent & Trademark Office (USPTO) entitled a "System and Method for High Throughput Screening of Cancer Cells". Cannabics Pharmaceuticals has developed a proprietary high throughput screening process which is designed to generate mega-data of specific cannabinoids and cannabinoid formulations with antitumor properties. In this proprietary process biopsies and live cancer cells lines are treated, In vitro, with innumerous combinations of cannabinoids and the resulting antitumor effects are screened, categorized and actually visually displayed.

On December 1, 2016, the Company announced the results from its Cancer HTS research which indicate that specific ratios of Cannabinoids led to Apoptosis in MDA-MB-231 Breast Cancer cell viability.

On January 3, 2017, the Company announced development of its 5mg THC Capsule intended for naïve patients who have not tried cannabis in the past. The Cannabics 5mg THC capsule is currently being evaluated by the company in its clinical study of palliative treatment, which is conducted by the Oncology Department at the prestigious Rambam Medical Center in northern Israel and under strict regulations of the Ministry of Health, by whom Cannabics Pharmaceuticals has been licensed since 2014.

Plan of Operation

Cannabics Pharmaceuticals Inc. is dedicated to the development cannabinoid medicine for cancer patients. The Company’s R&D is focused on the three aspects of cancer treatment – palliative medicine, diagnostics, and antitumor medicine. Cannabics’ vision is to create personalized natural medicine tailored to specific types of cancers and genetics of patients utilizing novel biotechnological tools. The Company’s Intellectual Property surpasses proprietary capsulated formulations designated for specific cancer related indications, diagnostic procedures and data.

The parent Company Cannabics, Inc was founded by a group of Israeli researchers from the fields of cancer research, pharmacology and molecular biology in 2012. The company’s Research is located in Israel, which has allowed for the use of medical cannabis since the 1990s, and has a favorable regulatory attitude towards the conducting of Cannabis based clinical studies in Israeli hospitals, in marked contrast to the legal situation in the United States where clinical research on medical cannabis is still illegal. This structure is an extraordinary corporate advantage, and markedly separates the company from similarly minded companies.

The number of people licensed to receive medical cannabis treatment in Israel numbers around 20,000 - in comparison to over 1,000,000 in the whole of the United States. Therefore, while the Israeli market potential is regarded as limited, the ability to perform standardized clinical studies and use the Israeli regulation to prove the effectiveness of the company’s products is proving to be highly advantageous.

Most importantly, while the U.S. FDA has barely approved even basic private research relating to cannabis, the regulatory environment is quite different in Israel. Within the Israeli Ministry of Health, there is a stand-alone agency, the Israeli Medical Cannabis Agency, (IMCA), which on October 26th, 2014, granted Cannabics Pharmaceuticals an exclusive government License to launch our scientific program.

Through the large body of research that has been conducted by its scientists and affiliated partners, the Company has been able to gain in-depth knowledge of the various therapeutic effects of cannabinoids and identify patterns of cannabinoid ratios that bear the potential of treating various types of cancers. The Company is currently in the midst of several collaborative programs with several leading academic research and medical centers in Israel in order to further establish the beneficial therapeutic effects of its proprietary compounds, and to refine its development of personalized anticancer medicine.

CANNABICS 5MG capsules for Palliative care

While the medicinal effects of certain cannabinoids are well known to physicians, it is common knowledge that smoking is hazardous to health. Many physicians are perfectly aware of the palliative properties of cannabis (i.e antiemetic and analgesic), however they refrain from recommending or prescribing it to patients knowing that smoking the raw flowers is still the most common and available administration route. Hence the availability of an oral, standardized, reliable and clinically tested administration route of medical cannabis – no different from the administration route of most medications consumed by patients today - would dramatically improve the availability of medical cannabis therapy to patients in need.

Standardization and reproducibility

Most practicing physicians are aware of the increasing market availability of cannabis edible products such as cannabis cookies, chocolates and chewing gums. However, these products have so far totally failed in gaining credibility in the eyes of the medical community due to a severe lack in standardization and reproducibility. Laboratory tests of cannabinoid concentrations in currently available edible products have demonstrated severe variability in the potency of those products, due to non-uniformity of manufacturing procedures in the kitchens that produce them. In addition, the bioavailability levels (the amount of active ingredients that ultimately reach the blood stream after ingestion) of these products is also highly variable due to the lack of a standardized and efficient formulation. As a result, it is very common to either over-dose or under-dose when using such cannabis edibles as a therapeutic means, a fact which rightly prevents most physicians from recommending these medically un-tested products. Therefore, a substantial unmet need of the medical cannabis market is a standardized and reproducible product, which is based on clinically tested formulations.

The efficacy of our Cannabics 5mg capsules is currently being evaluated in a study that is taking place in the Rambam Medical Center in Haifa, Israel, and it is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123

Diagnostics and Personalized medicine

Cannabinoids include phytocannabinoids, endogenous endocannabinoids, and synthetic cannabinoids. More than 60 phytocannabinoids have been identified within the Cannabis plant. Cannabinoids elicit their pharmacological activities through cannabinoid receptor type 1 (CB1) and type 2 (CB2), two G-protein coupled receptors (GPCR) in the endocannabinoid signaling pathway. Cancer is a disease in which alterations in the cannabinoid pathway have been demonstrated. Since this disease is found to be multifactorial, variations in expression of cannabinoid receptors could be harnessed to elicit a therapeutic effect. Therefore, a defined botanical extract may better achieve this therapeutic goal than a single synthetic compound, as the multiple components elicit a synergistic effect. Cannabinoids are not yet approved for the treatment of cancer, although their anti-tumor effects have been known for over 30 years. Scientific evidence exists which strongly suggest that cannabinoids may have anti-cancer activity. The exact mechanism by which this anti-tumor effect occurs may involve suppression of proliferative cell signaling pathways, inhibition of angiogenesis and cell migration and induction of apoptosis and/or induction of autophagy. Personalized Medicine (PM) is a novel approach that proposes the customization of therapy being tailored to the individual patient. There are over 200 different known cancers and the genetic divergence among humans makes it nearly impossible to find one remedy for a group of people. In view of the above, Cannabics utilizes High-throughput technologies to screen antitumor effects, mainly Apoptosis and Proliferation, on cell lines and biopsies treated with matrix of plant extracts differentiated in their ratios of active compounds. This diagnostic procedure can now offer doctors data on the potential antitumor activity of available cannabis products. The data unraveled in this procedure is also recruited in the creation of proprietary antitumor compounds.

Anti Tumor Medicine

To date Cannabics has gained valuable data on the anti-proliferative properties of cannabinoids on specific types of cancers and is currently engaging in preclinical studies which will translate into clinical studies that will evaluate proprietary cannabinoid compounds as anti-cancer treatments. All Cannabics formulations are pre-designed to fit the currently existing medical cannabis regulations in Israel, Europe and certain US States which are licensed as a “Medical Marijuana Infused Products Manufacturer” (i.e. §12-43.3-404 CRS). The ingredients used in the proprietary formulations are all certified food grade ingredients (recognized by the FDA as “G.R.A.S.” – Generally Regarded as Safe) and the formulation are free of any artificial additives or chemical substances. Thus, Cannabics medicines are fully compliant with the current cannabis infused edible product regulatory definition, which is in fact very similar to a regular food supplement regulatory definition.

The company’s business model is solely based on technology development and IP out-licensing to licensed and certified producers. The Company’s technologies are licensed to a strategic partner in compliance with each country’s and/or US state’s statutory regulations and exclusively to licensed and authorized medical cannabis local licensees that have adequate production and marketing capabilities. Within the US, Cannabics Pharmaceuticals Inc. itself does not manufacture, distribute, dispense or possess any controlled substances, including cannabis or cannabis based preparations, it merely licenses its IP. Within Israel, Europe and other territories outside the US, Cannabics Pharmaceuticals Inc. may employ a different business model through gaining adequate licenses under the appropriate regulations in each territory, all in full compliance with local rules and regulations in each country. Cannabics Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not itself produce or provide any product in any location.

Results of Operations

For the Three Months Ended November 30, 2016 and 2015

Revenues

We had no revenue for the three months ended November 30, 2016 and 2015.

Operating Expenses

For the three months ended November 30, 2016, our total operating expenses were $102,876 compared to $52,937 for the three months ended November 30, 2015 resulting in an increase of $49,938. The increase is attributable to increases in general and administrative expenses of $36,694; research and development expenses of $13,736; and a decrease in sales and marketing expenses of $491.

For the three months ended November 30, 2016 we incurred financial expenses of $44,138 compared to 2,319 for the three months ended on November 30, 2015. As a result, the total comprehensive loss was $147,014 for three months ended November 30, 2016 compared to $55,256 for the three months ended November 30, 2015.

Liquidity and Capital Resources

Overview

As of November 30, 2016, the Company had $278,151 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2016 compared to the Three Months ended November 30, 2015

We used net cash in operations of $146,956 for the Three months ended November 30, 2016 compared to net cash used in operations of $35,669 for the Three months ended November 30, 2015.

During the Three Months Ended November 30, 2016 the Company received $22,000 in proceeds from promissory notes compared to $20,000 for the Three Months Ended November 30, 2015. The Company received $383,980 from the issuance of common stock for the Three Months Ended November 30,2016, compared to $0 for the three Months Ended November 30, 2015.

We did not use any cash in investing activities during the three months ended November 30, 2016 or for the Three Months Ended November 30, 2015.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2016 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2016, included in our Annual Report on Form 10-K as filed on December 13th, 2016, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2017, the Company issued 5,055,334 shares to 13 investors at $.09 per share for a total of $449,573.00. Also on January 5, 2017, the Company issued 1,800,00 shares to 7 individuals who exercised their previous Warrant Rights at $.03 per share for a total of $54,000.00.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information, Subsequent Events.

On December 13, 2016, the Company tendered 23,441 shares and $6,500 to its Former CFO as part of the Separation Agreement between them.

On December 22, 2016, the Company issued 20,000 restricted shares as payment in full to a Consultant pursuant to the Agreement between them. On January 4, 2017, the Company’s subsidiary Grin Ultra Ltd. entered into a six-month lease for office and laboratory space in Hod HaSharon, Israel. The monthly rental is approximately $1,386 (5,300 Israeli Shekels). The Company has an option to extend the lease for another six months on the same terms. On January 5, 2017, the Company issued 5,055,334 shares to 13 investors at $.09 per share for a total of $449,573. Also on January 5, 2017, the Company issued 1,800,000 shares to 7 individuals who exercised their previous Warrant Rights at $.03 per share for a total of $54,000.

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

Date: January 17, 2017	By: /s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

By: /s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

By: /s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer

