Form 10-K/A
period 2016-08-31
Cannabics Pharmaceuticals Inc.
filed 2017-03-15
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment is being filed exclusively to add "Risk Factors" under Item 1A which were not previously present. Other than this addition, there are no changes whatsoever to the previously filed 10-K.

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

Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Company and Business

Our independent auditors have expressed substantial doubt about our ability to continue operating as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business. As a result we may have to liquidate our business and investors may lose their investments. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described in this prospectus, obtain financing and eventually attain profitable operations. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Company.

We have not generated any significant revenue since our inception and we may never achieve profitability.

We are an early stage biotechnology company and have not generated any significant revenue since we commenced our present operations in April 2014. At the present time, Cannabics SR is the only product that we have commercialized. To date, we have financed our operations primarily through private placements of common stock, warrants, and direct equity investments. As we continue our research and development of cannabinoid-based diagnostics, our expenses are expected to increase significantly. Accordingly, we will need to generate significant revenue to achieve profitability. Even as we begin to commercialize our technologies, we expect our losses to continue as a result of ongoing research and development expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with product development and commercialization efforts, we are unable to predict at what stage the Company will become profitable. We may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected and the market value of our common stock will decline.

Since we have a limited operating history in our business, it is difficult for potential investors to evaluate our business.

We commenced operations as a biotechnology company in April 2014, and therefore have a relatively short operating history upon which an evaluation of our future success or failure can objectively be made. Our business is a highly speculative undertaking and involves a substantial degree of risk. We have not demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by early-stage companies in new and rapidly evolving competitive fields, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenue. The likelihood of our success must be considered in light of the early stage of our operations. There is no assurance that our business will ever be successful or that we will be able to attain profitability. Any failure by the Company to report profits may adversely affect the price of our common stock.

We will need to raise additional capital to meet our business requirements in the future, which may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

The Company has not yet generated meaningful revenue and will require additional capital to continue its research and development activities, conduct clinical trials, commercialize its products and otherwise fund its operations. Our ability to secure required financing will depend in part upon investor perception of our ability to create a successful business. Capital market conditions and other factors beyond our control may also play important roles in our ability to raise capital. There can be no assurance that debt or equity financing will be available or sufficient for our requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations and prospects. If we are unable to obtain additional funding as needed, we may be required to reduce the scope of our research and development activities, which could harm our business plan, financial condition and operating results, or we may be required to cease our operations entirely, in which case, our investors will lose all of their investment.

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of our securities then outstanding. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may have an adverse impact on our financial condition.

We are highly dependent on the success of cannabinoid technology, and we may not be able to develop the technology, successfully obtain regulatory or marketing approval for, or successfully commercialize, our products or product candidates.

Our business is focused entirely upon the research, development and commercialization of cannabinoid-based technologies for the detection and treatment of cancer. Our success is dependent upon the viability of this technology and the development of cancer diagnostics and therapies.

Neither we nor any other company has received regulatory approval from the United States Food and Drug Administration (the “FDA”) to market any diagnostics or therapeutics based on botanical cannabinoids, though the FDA has approved two drugs that contain a synthetic substance that acts similarly to cannabis compounds but is not present in the cannabis plant.

The scientific evidence underlying the feasibility of developing cannabinoid-based technologies for the detection and treatment of cancer is both preliminary and limited. In 2017, an ad hoc committee of the National Academies of Sciences, Engineering, and Medicine determined that while there is conclusive or substantial evidence that oral cannabinoids are effective antiemetics in the treatment of chemotherapy-induced nausea and vomiting, there was insufficient evidence to make any statement about the efficacy of cannabinoids as a treatment for cancer. The ad hoc committee went on to state that further clinical research into the anti-cancer effects of cannabinoids needs to be conducted.

If our cannabinoid technology is found to be ineffective or unsafe in humans, or if it never receives regulatory approval for commercialization, we may never be able bring our product candidates to market and may never become profitable. Further, our current business strategy, including all of our research and development, is focused on utilizing cannabinoid technology to detect and treat cancer. This lack of diversification increases the risk associated with the ownership of our common stock. If we are unsuccessful in developing and commercializing our cannabinoid-based technology and its application to the detection and treatment of cancer, we may be required to alter our scope and direction and steer away from the intellectual property we have developed as well as the core capabilities of our management team and advisory board. Without successful commercialization of our products and product candidates, we may never become profitable, which would have a material adverse effect on our business, results of operations and financial condition.

Our success depends upon our ability to retain our senior management and our ability to attract, retain and motivate other qualified personnel.

We are an early stage biotechnology company. As of February 28, 2017, we had two employees and several key consultants. Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Dr. Eyal Ballan, our Chief Technology Officer and a Director. If we lose the services of Dr. Ballan or any other executive officers or significant employees, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for Dr. Ballan or any other executive officer.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the biotechnology industry is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. Any difficulties in obtaining and retaining qualified officers, employees and consultants could have a material adverse effect on our operations.

The relative lack of public company experience by our management team may put us at a competitive disadvantage.

As a company with a class of securities registered under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act. With the exception of our CFO, Uri Ben-Or, our management team lacks significant public company experience, which could impair our ability to comply with these legal, accounting, and regulatory requirements. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately respond to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

If we are unable to enter into acceptable sales, marketing and distribution arrangements with third parties or establish sales, marketing and distribution capabilities, we may not be successful in commercializing any product candidate that we develop if and when a product candidate is approved.

We do not have any sales, marketing or distribution infrastructure and have no experience in the commercialization of biotechnology. To achieve commercial success for any product, we must develop a sales and marketing organization, outsource these functions to third parties or license our products to others.

In the United States, we intend to only commercialize our products by licensing them to organizations having greater resources and experience than we do. While we have already licensed our Cannabics SR medical cannabis capsules in Colorado to Mountain High Products LLC, and in states outside of Colorado to the Cima Group LLC, there can be no assurance that such licensing efforts will be successful, or that we will be able to license any future products on satisfactory terms, or at all. We do not presently have any other agreement or arrangement for the commercialization of our products in the United States or elsewhere.

While we generally intend to adopt a licensing model for the commercialization of our products, we may also seek one or more strategic partners for commercialization of our products outside the United States. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of our product revenue may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively.

If we do not license our products or outsource our commercialization efforts, we will be required to develop our own sales, marketing and distribution capabilities, which will require substantial resources and will be time-consuming, and could delay any product launch. Moreover, we may not be able to hire or retain a sales force that is sufficient in size or has adequate expertise in the consumer health markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

If we do not successfully license our products or establish sales and marketing capabilities, either on our own or in collaboration with third parties, it is likely that we will be unable to commercialize any of our products.

We face intense competition, often from companies with greater resources and experience than we have, which may result in others developing or commercializing competing products before us or more successfully.

The market for cancer diagnostics and therapies is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors include large multinational corporations and their operating units, including Abbott Laboratories Inc., Cepheid Inc., Philips, GE Healthcare, Siemens, Gen-Probe Incorporated, MDxHealth SA, EpiGenomics AG, Roche Diagnostics, Exact Sciences Corporation, Sequenom, Inc. and several others. We also compete against pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, as well as smaller and other early-stage companies. Other potential competitors include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of our competitors and potential competitors have or will have substantially greater financial, technological, managerial and research and development resources and experience than we have, and many have been engaged in the biotechnology industry for a much longer time than we have. Many of our competitors spend significantly more funds on research, development, promotion and sale of new and existing products than we do, and may therefore be able to react more quickly to new or emerging technologies, shifting market conditions and regulatory changes.

There can be no assurance that any of our current or future products and technologies will have a competitive advantage in the marketplace, or that they will remain competitive following the introduction of competing products or technologies. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive. There can be no assurance that we will be successful in the face of increasing competition from new technologies or products introduced by existing companies in the industry or by new companies entering the market.

If we are unable to compete successfully, there may be a material and adverse effect on our business, financial condition and results of operations.

If the marketplace does not accept the products in our development pipeline or any other diagnostic products we might develop, we may be unable to generate sufficient revenue to sustain and grow our business.

Even if we are able to successfully develop and obtain regulatory approval of a product candidate, our ability to generate significant revenue will depend on the acceptance of our products by physicians and patients. Physicians, hospitals, clinical laboratories, researchers or others in the healthcare industry may not use our current or future diagnostic product candidates unless they are determined to be an effective and cost-efficient means of detecting and diagnosing cancer. Market acceptance of our current or future therapeutic products will depend on a number of factors, including the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payers such as government healthcare systems and insurance companies, the price of the product, the nature of any post-approval risk management plans mandated by regulatory authorities, competition, marketing and distribution support. In addition, we will need to expend a significant amount of resources on marketing and educational efforts to create awareness of our products and to encourage their acceptance and adoption. If the market for our products does not develop sufficiently or the products are not accepted, our revenue potential will be harmed.

We do not presently have any product liability insurance coverage and there is no assurance that we will be able to obtain such insurance at an affordable price or that it will be sufficient to cover all liabilities that we may incur.

We are exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of cancer diagnostics, pharmaceuticals and dietary supplements. While we do not presently carry any product liability insurance coverage, we intend to obtain such insurance in amounts we believe to be commercially reasonable for our current level of activity and exposure. There is no assurance, however, that we will be able to obtain or maintain insurance coverage that will be adequate to cover our potential liabilities, or that premiums will be commercially justifiable. Furthermore, insurance that might otherwise be readily available, may be more difficult for us to find and more expensive because we work with medicinal cannabis. If we are the subject of a successful product liability claim that exceeds the limits of, or is not otherwise covered by our insurance, or if we incur such liability at a time when we are not able to obtain liability insurance, we may incur substantial charges that adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercial launch of our product programs.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to protect our intellectual property. This is done, in part, by obtaining patents and trademarks and then maintaining adequate protection of our technologies, tradenames and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market products in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

We are currently seeking patent protection for several processes and finished products. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

–	patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage;

–	our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our products and product candidates either in the United States or in international markets;

–	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns;

–	countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Any patents issued to us may not provide us with meaningful protection, and third parties may challenge, circumvent or narrow them. Third parties may also independently develop products similar to our products or product candidates, duplicate our unpatented product or product candidates, and design around any patents on product candidates we may develop.

Additionally, extensive time is required for development, testing and regulatory review of product candidates. While extension of a patent term due to regulatory delays may be available, it is possible that before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

In addition, the United States Patent and Trademark Office (the “USPTO”), and patent offices in other jurisdictions have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

Costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. If another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in pending applications, we may be required to participate in an interference proceeding declared by the USPTO to determine priority of invention, which could result in substantial uncertainties and costs, even if the eventual outcome were favorable to us. We could also be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our patents or patent applications, even if resolved in our favor, could be substantial. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays.

A third party might claim that we are using inventions claimed by their patents and might go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents, redesign our products or processes to avoid infringement or obtain licenses (which may not be available on commercially reasonable terms). In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

There is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our products, technologies or other matters.

Failure in our information technology or storage systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology (“IT”), systems, which support our operations and our research and development efforts, as well as our storage systems. Due to the sophisticated nature of the technology we use in our products and service offerings, we are substantially dependent on our IT systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could adversely affect our ability to operate our business.

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of the date of this prospectus, we have two full-time employees. As our development and commercialization plans and strategies progress, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on our management, which may not be able to accommodate those added responsibilities. If we fail to effectively manage our future growth, it could delay the execution of our business plan and disrupt our operations.

We are subject to financial reporting and other requirements that place significant demands on our resources.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audit reports to stockholders causes our expenses to be higher than they would be if we remained a privately-held company. The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our product to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Our disclosure controls and procedures and internal controls over financial reporting were determined not to be effective for the prior fiscal year ended August 31, 2016, and may not be effective in future periods.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be adversely impacted, we could fail to meet our reporting obligations, and our business and stock price could be adversely affected.

At August 31, 2016, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting arising from inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions, the lack of an audit committee, insufficient documentation of review procedures and insufficient information technology procedures. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as at August 31, 2016.

We believe we have taken appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, however we cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or that the changes made will be sufficient to address and eliminate the material weaknesses previously identified. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Exchange Act in a timely manner, and require us to incur additional costs or to divert management resources.

Risks Related to Cannabis

Our failure to comply with controlled substance legislation could restrict or harm our ability to develop and commercialize our products.

Our business is, and will be, subject to wide-ranging laws and regulations of Israel, the United States (federal and state), the European Community and other governments in each of the countries where we may develop and market our products. We must comply with all regulatory requirements if we expect to be successful.

Most countries are parties to the Single Convention on Narcotic Drugs of 1961 as amended by the 1972 Protocol, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval in those countries for any cannabinoid-based products we develop. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Any cannabinoid-based product candidate that we may develop for use in the United States, will be subject to U.S. controlled substance laws and regulations that will require us, along with our collaborators and licensees, to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance and clinical trials. Any failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could adversely affect the results of our business operations and our financial condition.

The constant evolution of laws and regulations affecting the research and development of cannabis-based diagnostics and therapies could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabis are subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations, including our ability to conduct clinical trials that are prerequisite to our ability to commercialize our cannabis-based medical products and therapies. We cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

Cannabis remains illegal under U.S. federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We are a biotechnology company focused on the research and development of cannabinoid-based diagnostics, anti-cancer pharmaceuticals and palliative therapies. The commercial viability of our products and technologies in the United States depends, in part, on state laws and regulations; however, Cannabis remains illegal under federal law.

The United States federal government regulates drugs through the Controlled Substances Act, which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration. Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Currently, twenty-eight U.S. states and the District of Columbia allow the use of medical cannabis. Eight states and the District of Columbia also allow its recreational use. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis pre-empts state laws that legalize its use.

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses.

Although these developments have been met with a certain amount of optimism in the scientific community, the CARERS Act has not yet been adopted, and the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill, must be renewed annually. The currently enacted Commerce, Justice, Science, and Related Agencies Act, which includes the Rohrabacher-Farr Amendment, is effective, by passage of a short-term continuing resolution, through April 28, 2017. The federal government could at any time change its enforcement priorities against the cannabis industry. We do not grow or distribute cannabis, but our current and planned business operations involve licensing cannabinoid-based products and technology. Any change in enforcement priorities could render such operations unprofitable or even prohibit such operations.

Our ability to earn revenue through licensing our product in the United States is dependent on additional states legalizing medical marijuana.

We are engaged in the business developing and commercializing cannabinoid-based products for the detection and treatment of cancer. Our ability to commercialize our products in the United States is dependent upon the continued progress of legislative authorization of cannabis at the state level for medical purposes and, in certain states, based on the specifics of the legislation passed in that state. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured. The legislative process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposals, there must be political will in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of cannabis for medical purposes, which would limit the market for our products and negatively impact our business and revenues.

Changes in consumer preferences and acceptance of medical cannabis, or any negative trends, will adversely affect our business.

Our business is substantially dependent on market acceptance of medical cannabis. Market perception of medical cannabis can be significantly influenced by a number of social, political and economic factors that are beyond our control, including scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding such products and treatments. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the market for any of our current or future cannabinoid-based diagnostics or therapies. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products, as well as our business, results of operations, financial condition and cash flows.

We believe that as cannabis-based biotechnology becomes more widely accepted by the U.S. medical community and the public at large, the stigma associated with medical cannabis will moderate and, as a result, consumer demand will likely continue to grow. There is, however, no assurance that such increase in demand will occur, that we will benefit from any demand increase or that our business will ever become profitable. We cannot predict the future growth rate and size of the market, assuming that the regulatory climate permits, of which there can be no assurance. Any negative outlook on medical cannabis will adversely affect our business prospects.

We also believe that large, well-funded pharmaceutical and other related businesses and industries may have economic reasons to oppose cannabinoid-based therapies. The pharmaceutical industry is well-funded with a strong and experienced lobby presence at both the federal and state levels, as well as internationally, that surpasses financial resources of the current group of medical cannabis research and development companies. Any effort by the pharmaceutical lobby to halt or delay cannabinoid-based medical products and therapies could have a detrimental impact on our business.

Risks Related to Product Development

If we fail to successfully develop and commercialize diagnostics, pharmaceutical or therapies, we may be unable to execute our plan of operations.

Our current business strategy focuses on discovering, developing and commercializing cannabinoid-based diagnostics, anti-cancer pharmaceuticals and palliative therapies. To date, we have only commercialized Cannabics SR, our non-pharmaceutical extended release capsules for palliative therapy. The success of our business will depend upon our ability to fully develop and commercialize the diagnostics and therapeutic product candidates in our current development pipeline as well as to continue the discovery and development of other products and technology.

Prior to commercializing our product candidates, we will be required to undertake time-consuming and costly development activities with uncertain outcomes, including conducting clinical studies and obtaining regulatory clearance or approval in Israel, the United States, the European Union and other countries where we may develop and market our product candidates. Delays in obtaining approvals and clearances could have material adverse effects on us and our ability to fully carry out our plan of operations. We have limited experience in taking products through these processes and there are considerable risks involved in these activities. The science and methods that we are employing are innovative and complex, and it is possible that our development programs will ultimately not yield products suitable for commercialization or government approval. Product candidates that appear promising in early development may fail to be validated in subsequent studies, and even if we achieve positive results, we may still fail to obtain the necessary regulatory clearances or approvals. Few research and development projects result in commercial products, and perceived viability in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a product candidate, or we may be required to expend considerable resources obtaining additional clinical and nonclinical data, which would adversely impact the timing for generating potential revenue from those products. Further, our ability to develop and launch product candidates is dependent on our receipt of substantial additional funding. If our discovery and development programs yield fewer commercial product candidates than we expect, we may be unable to execute our business plan, and our business, financial condition and results of operations may be adversely affected.

If we fail to maintain or establish satisfactory arrangements for the supply of raw materials or the manufacture of our product candidates for preclinical or clinical trials, or if we experience an interruption of supply, we might not have sufficient quantities of our product candidates at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts

We do not produce medical cannabis, and therefore our ability to research, develop and commercialize our cannabinoid-based diagnostics and therapeutic product candidates is dependent upon a sufficient supply of medical cannabis strains. Any significant interruption or negative change in the availability or economics of the supply chain for medical cannabis could materially impact our business, financial condition and operating results. Some strains of medical cannabis may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, we might be unable to find a replacement source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor might elect not to supply us. Any inability to secure required supplies of medical cannabis or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

Our clinical diagnostics may never be validated.

The FDA regulates the sale and distribution, in interstate commerce, of in vitro diagnostic test kits, reagents and instruments used to perform diagnostic testing. To the extent that any diagnostic test we develop is regarded as an in vitro diagnostic test rather than as a Laboratory Developed Test (“LDT”), we will be subject to increased FDA regulation that will delay and add to the cost of commercialization of our diagnostic product candidates, which will have a material adverse effect on our business, results of operations and financial condition.

We are also subject to the United States Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), federal regulatory standards that apply to all clinical laboratories that perform testing on specimens derived from humans in the United States for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Accreditation by the College of American Pathologists (“CAP”), one of six CLIA-approved accreditation organizations, is sufficient to satisfy the requirements of CLIA.

The validation for CLIA or CAP is a two-step process. The first step is optimization of all of the steps of the test protocol to show that the test is able to produce repeatable and consistent results. The second step is the clinical validation, in which statistically significant sensitivity and specificity of the test on the appropriate human samples are determined. Overall, the purpose of the validation process is to determine the accuracy, precision, sensitivity and specificity of the test. The time and cost to complete the validation process can vary widely, and it is possible that we would be unable to complete the validation process along the timeline and within the budget as planned.

As of the date of this prospectus, our clinical diagnostics have not yet been validated for commercialization in a CLIA or CAP laboratory, and we have not yet begun the validation process. We may be unable to enter into an agreement with a CLIA or CAP laboratory on favorable terms, or at all. Although we may be able to validate the tests, they might have sensitivity and specificity that is insufficient to bring the product to market. Any delays or incurrence of greater costs than budgeted in validating these tests may have a material adverse effect on our business, results of operations and financial condition.

The Federal Food and Drug Administration may impose additional regulatory obligations and costs upon the development of our diagnostics.

On October 3, 2014, the FDA issued draft guidance regarding oversight of LDTs, titled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs).” According to this guidance, the FDA plans to take a phased-in risk-based approach to regulating LDTs. The FDA plans to phase in enforcement of LTD premarket review, quality system oversight and adverse event reporting over a number of years. The FDA would require that laboratories providing LDTs, subject to certain limited exemptions, within six months after the guidance documents are finalized to comply with (i) either a new notification procedure in which the laboratory must provide the FDA with certain basic information about each LDT offered by their laboratory or the FDA’s device registration and listing requirements, and (ii) the medical device reporting, or MDR, requirements for LDTs offered by that laboratory. Under this new risk-based approach, it is possible that some level of pre-market review may be required for our LDTs, which may require us to obtain additional clinical data.

The FDA draft guidance was subject to public comment until February 2, 2015. On January 13, 2017, the FDA issued a discussion paper on LDTs that does not represent the formal position of FDA and is not enforceable, but is intended to advance public discussion on future LDT oversight. At the present time, we cannot assess what the additional costs and regulatory burdens of any FDA final guidance or FDA enforcement will be, or the impact it may have on our business and operations.

If the FDA requires us to seek clearance or approval for any of our diagnostic products (as opposed to simply licensing our technology to a CLIA lab), we may not be able to obtain such approvals on a timely basis, or at all. The cost of conducting clinical trials and otherwise developing data and information to support any applications may be significant. Failure to comply with applicable regulatory requirements of the FDA could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. In addition, we could be subject to a recall or seizure of products, operating restrictions, partial suspension or total shutdown of production. Any such enforcement action would have a material adverse effect on our business, financial condition and operations.

Changes in laws and regulations concerning clinical diagnostic tests may adversely affect our business, financial condition and results of operations.

The clinical laboratory testing industry is highly regulated, and failure to comply with applicable regulatory, supervisory or licensing requirements may adversely affect our business, financial condition and results of operations. In particular, the laws and regulations governing the marketing and research of clinical diagnostic testing are extremely complex and in many instances there are no clear regulatory or judicial interpretations of these laws and regulations, which increase the risk that we may be found to be in violation of these laws.

The regulatory environment in which we operate may change significantly and adversely in the future. The molecular diagnostics industry as a whole is a growing industry and regulatory agencies such as the FDA may also apply heightened scrutiny to new developments in the field of molecular diagnostics. Should we be deemed to not be in compliance with regulatory requirements or any changes thereto, we may be subject to sanctions which could include required changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings. Any change in the laws and the regulations relating to our business, whether in the form of new or amended laws or regulations or regulatory policies, or the application of any of the above, may adversely affect our business, financial condition and results of operations by increasing our costs to comply with the new laws or constraining our ability to develop, market and commercialize our diagnostic tests.

For example, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties ranging from $5,500 to $11,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program.

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments made to physicians, which are governed by laws and regulations including the Stark Law. Among other requirements, the Stark Law requires laboratories to track, and places a cap on, non-monetary compensation provided to referring physicians. While we have a compliance plan to address compliance with applicable fraud and abuse laws and regulations, the evolving commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could violate one or more of these requirements.

All of our diagnostics and therapeutic product candidates are in clinical and preclinical development, the validation of which may not be successful and may be subject to delays, which would have a material adverse effect on our business, results of operation and financial condition.

To date, we have devoted our resources towards developing the technology upon which we are building our clinical diagnostics and therapeutic product candidates. Our clinical diagnostic product candidates have yet to be validated and our clinical therapeutic product candidates are currently in a preclinical development phase. As of the date of this prospectus, only Cannabics SR, our non-pharmaceutical palliative therapy, has been commercialized.

We may be unable to successfully complete the clinical validation process for our diagnostic product candidates due to several factors, including our ability to acquire enough samples for full validation and the procurement of materials necessary to conduct testing.

We may not be able to successfully complete the preclinical testing necessary to advance our therapeutic product candidates into clinical development, including animal pharmacology and toxicity studies. The results of any preclinical work may indicate that our therapeutic product candidates do not have the safety or efficacy necessary to file an Investigational New Drug (“IND”) with the FDA in order to move our product on to the clinical development process.

Once we initiate the clinical development of our product candidates, it may be difficult to identify and qualify patients to participate in future clinical trials for our product candidates, and the timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing as well as completion of required follow-up periods. If patients are unwilling to participate in our clinical trials due to concerns over the safety of the product candidate or for other reasons, the timeline for conducting the trials and obtaining regulatory approval may be delayed. Furthermore, we may also compete for patients with other companies conducting similar clinical trials. Any delays in our future clinical trials could result in increased costs, delays in product development or termination of the clinical trials altogether.

Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We may fail to demonstrate the safety and efficacy of our therapeutic product candidates in accordance with regulatory standards and may incur delays and substantial costs in our clinical trials.

In order to commercialize our therapeutic product candidates, we must conduct extensive clinical trials demonstrating the safety and efficacy of our product candidates in humans. The clinical testing process is expensive, difficult to design and implement, takes many years to complete and is unpredictable in both its duration and outcome. A failure of one or more clinical trials can occur at any stage of testing. There is a high failure rate for drugs and biological products proceeding through clinical trials. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our therapeutic product candidates as a prescription pharmaceutical product in the United States until we receive approval of a New Drug Application (“NDA”), from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of pre-clinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Preclinical and clinical data is often susceptible to varying interpretations and types of analyses and regulatory authorities may fail to approve our product. In addition, even if we successfully complete early clinical trials, such results may not be indicative of the success or results of our later clinical trials.

Our successful completion of clinical trials may be materially adversely affected by many factors, including:

•	ineffective trial design and disagreement with the FDA on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations by the FDA or other regulatory authorities;

•	difficulties or delays in reaching an agreement with a contract research organization, and clinical trial sites;

•	delays in obtaining required institutional review board approval for each trial site;

•	data collected from clinical trials may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	delays or difficulties in recruiting suitable patients to participate in clinical trials;

•	delays in manufacturing or delivering products and materials to clinical trial sites;

•	delays or difficulties caused by lack of patient adherence to treatment or post-treatment follow-up;

•	delays caused by patients dropping out of a trial and the need for recruiting additional patients; and

•	delays caused by clinical sites dropping out of the trial and the time required to recruit a new site.

Any of the these delays or difficulties could cause us to be delayed in obtaining marketing approval from regulatory authorities, if at all, or allow us to obtain approval for specific indications or patient populations that are not as broad as currently targeted. In addition, such delays or difficulties may cause our development costs or our time to bring our product candidates to market to increase, may weaken our competitive positioning in the market and may have a material adverse effect on our business, results of operations and financial condition.

We cannot predict if or when we will receive regulatory approval to commercialize a therapeutic product candidate.

We cannot commercialize a therapeutic product candidate until the appropriate regulatory authorities, such as the FDA or a state regulating authority, have reviewed and approved the product candidate. Even if our therapeutic product candidates demonstrate safety and efficacy in clinical trials, regulatory agencies may not complete their review processes in a timely manner, and we may not be able to obtain timely regulatory approval. We may never be able to receive regulatory approval for our therapeutic product candidates at all. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies may also approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Delays or failure to obtain necessary regulatory approvals could have a material adverse effect on our business, results of operations and financial condition.

Even if we obtain regulatory approval for a therapeutic product candidate, we will remain subject to extensive regulatory scrutiny.

Even if we obtain regulatory approval in the United States for our therapeutic product candidates, the FDA and other appropriate regulatory agencies may still impose significant restrictions or delays, including restriction of patient population or indications or additional costly studies. Any changes to the approved product or its labeling or manufacturing process would require FDA approval. Any advertisements or promotions must comply with FDA regulations and are subject to FDA review as well as state and federal laws. Drug product manufacturers are subject to continual review and inspection by the FDA and other regulatory authorities to comply with Current Good Manufacturing Practice standards. If the FDA or other regulatory authority finds previously undiscovered compliance issues with products, such as unanticipated adverse effects or issues with the manufacturing facility, the FDA or other regulatory authority may:

•	issue a warning letter asserting that we are in violation of law;

•	seek an injunction;

•	impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend currently ongoing clinical trials;

•	refuse any pending applications;

•	seize product; or

•	prohibit us from entering into beneficial or necessary contracts such as supply or government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, could result in litigation and litigation-related expense and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our therapeutic product candidates and generate revenue, which would have a material adverse effect on our business, results of operations and financial condition.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our therapeutic product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval that we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our products not commercially viable. For example, regulatory authorities may approve our therapeutic product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our therapeutic product candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve our therapeutic product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA may place conditions on approvals including potential requirements or risk management plans and the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our therapeutic product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates and have a material adverse effect on our business, results of operations and financial condition.

We may fail to obtain orphan drug status for our therapeutic product candidates.

We intend to seek orphan drug status from the FDA for those anti-cancer therapeutic product candidates we are presently developing to the extent such product candidates are eligible for orphan drug status under the Orphan Drug Act of 1983. The orphan drug status gives the manufacturer specific financial incentives to develop a pharmacological agent. If a product that has an orphan drug designation receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same medication for the same indication, except in very limited circumstances, for seven years. Failure to obtain an orphan drug designation for our product candidates may have a material adverse effect on our business, results of operations and financial condition.

Any of our therapeutic product candidates may cause adverse effects or have properties that could delay or prevent their regulatory approval or limit the scope of any specific indications or market acceptance.

Adverse events caused by our therapeutic product candidates could cause interruptions, delays or the halting of our clinical trials. If adverse effects are observed in any clinical trials for our therapeutic product candidates, we may be unable to obtain timely, or any, regulatory approval of our therapeutic product candidates. Adverse effects caused by our therapeutic product candidates could also subject us to litigation and liability, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, if any of our therapeutic product candidates are approved for commercialization and are found to cause serious or unpredicted side effects, serious consequences may result, including but not limited to, the withdrawal of marketing approval by regulatory authorities, restrictions on distribution by regulatory authorities, the need to conduct additional clinical trials, litigation and potential liability for personal injury to patients and damage to our reputation. Furthermore, our ability to achieve and maintain profitability may be permanently impaired. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our dietary supplements are subject to government regulation, both in the United States and internationally, which could increase our costs significantly and limit or prevent the sale of our dietary supplements.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of Cannabics SR, and any other dietary supplements that we may develop and commercialize, is subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the FDA and Federal Trade Commission in the United States, and the Ministry of Health in Israel. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate dietary supplements. A U.S. state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. In markets outside the United States, we will likely be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•	requirements for the reformulation of certain or all products to meet new standards;

•	the recall or discontinuance of certain or all products;

•	additional record keeping;

•	expanded documentation of the properties of certain or all products;

•	expanded or different labeling;

•	adverse event tracking and reporting; and

•	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

Changes in legislation or regulation in the health care systems in the United States and foreign jurisdictions may affect us.

Our ability to successfully commercialize our cannabinoid-based products may depend on how the healthcare systems of the United States, the European Union and other governments provide coverage or reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

We believe that future reimbursement may be subject to increased restrictions in the United States, the European Union and in other international markets. There is increasing pressure by governments worldwide to contain health care costs by limiting both the coverage and the level of reimbursement for therapeutic products and by refusing, in some cases, to provide any coverage for products that have not been approved by the relevant regulatory agency. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our product candidates currently under development and limit our ability to sell our product candidates on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products candidates will be impaired and future revenues, if any, will be adversely affected.

Risks Related to Our Dependence on Third Parties

We rely and expect to continue to rely heavily on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies and trials.

We do not have in-house research facilities and, as a consequence, we must currently rely on third parties to conduct our clinical trials. We expect to continue to rely heavily on third parties, such as contract research organizations, clinical data management organizations, medical institutions, clinical investigators and others to conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate our agreement with them at any time. If we are required to enter into alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

Our reliance on third parties for research and development will reduce our control over such activities but will not relieve us of our responsibilities. Likewise, our reliance on third parties whom we do not control does not relieve us of our responsibility to comply with regulatory requirements to use Current Good Clinical Practice standards when conducting, recording and reporting the results of clinical trials in order to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database of regulatory agencies within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties on whom we rely may also have relationships with other entities, some of whom may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with the requirements of a regulatory agency or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

Collaboration agreements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our diagnostics and therapeutic product candidates.

We may enter into collaboration agreements with pharmaceutical companies and biotechnology institutions for the development or commercialization of our cannabinoid-based diagnostics and therapeutic product candidates, which agreements may contain provisions based upon, among other things, the merits of retaining certain rights. We will face significant competition in seeking appropriate collaborators and in negotiating agreements at acceptable terms, if at all. We may not be successful in our efforts to enter, implement and maintain collaboration agreements. Disagreements stemming from collaboration agreements concerning development, intellectual property, regulatory or commercialization matters can lead to delays and, in some cases, termination of our collaboration agreements or otherwise result in the potentially significant costs and fees in seeking to enforce or protect our rights, if any. Any such disagreements can be difficult if, in fact, neither of the parties has final decision making authority. The resulting outcome of any disputes or disagreements would in all likelihood adversely affect our business.

Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.

We rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, clinical trials, and our business. If such third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially adversely affected.

Our business model is substantially dependent on third party licensees to market and sell our products, which will subject us to a number of risks.

We depend on third party licensees to sell, market, and service our products and current and future products in our intended markets. We are subject to a number of risks associated with reliance upon third party licensees, including:

•	lack of day-to-day control over the activities of licensees;

•	third party licensees may not commit the necessary resources to market and sell our current and future products to our level of expectations;

•	third party licensees may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us; and

•	disagreements with our future licensees could result in costly and time-consuming litigation or arbitration which we could be required to conduct in jurisdictions with which we are not familiar.

If we fail to establish and maintain satisfactory relationships with our future third party licensees, our revenue and market share may not grow as anticipated, and we could be subject to unexpected costs which could harm our results of operations and financial condition.

Risks Related To Operating In Israel

Failure to secure the necessary Israeli licenses to use cannabis for medical research could limit our ability to execute our research and development activities, delay the launch of our products and adversely affect the results of our business operations.

To date, we have only conducted our research in Israel and, in fact, have limited our operations to Israel. The biotechnologies that we are developing contain cannabis, a “controlled substance” as defined in the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973. In Israel, licenses to cultivate, possess and to use cannabis for medical research are granted by the Ministry of Health, Israel Medical Cannabis Unit (“IMCU”), on an ad hoc basis. We have obtained all IMCU licenses that are necessary for us to carry out our research. Even though we have an established track record of successfully obtaining the requisite licenses as required, there can be no assurance that we will continue to be able to secure licenses in the future. If we fail to comply with Israeli rules and regulations related to the licensing of cannabis, we may not be able to research and develop our product candidates as we intend or at all.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our Israeli employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Israeli Patent Law”), inventions conceived of by an employee during the term and as part of the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Israeli Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “C&R Committee”), a body constituted under the Israeli Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. The C&R Committee (decisions of which have been upheld by the Israeli Supreme Court) has held that employees may be entitled to remuneration for their service inventions despite having specifically waived any such rights. Further, the C&R Committee has not yet set specific guidelines regarding the method for calculating this remuneration or the criteria or circumstances under which an employee’s waiver of his or her right to remuneration will be disregarded. We generally enter into intellectual property assignment agreements with our employees pursuant to which such employees assign to us all rights to any inventions created in the scope of their employment or engagement with us. Although our employees have agreed to assign to us service invention rights and have specifically waived their right to receive any special remuneration for such assignment beyond their regular salary and benefits, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former employees, or be forced to litigate such claims, which could negatively affect our business.

We expect that our results of operations will be subject to fluctuations in currency exchange rates because a substantial portion of our anticipated revenue will be generated in U.S. dollars and Euros while a significant portion of our expenses will be incurred in New Israeli Shekels.

We expect a substantial portion of our revenue will be generated in U.S. dollars and Euros, while a significant portion of our expenses, principally salaries and related personnel expenses, is paid in New Israeli Shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the Euro or the U.S. dollar, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the U.S. dollar and Euro costs of our operations, it would therefore have an adverse effect on our dollar-measured results of operations. The value of the NIS, against the Euro, the U.S. dollar, and other currencies may fluctuate and is affected by, among other things, changes in Israel’s political and economic conditions. Any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to operate our business.

We may not be able to enforce covenants not-to-compete under current Israeli law.

We have non-competition agreements with most of our employees, all of which are governed by Israeli law. These agreements generally prohibit our employees from competing with us or working for our competitors for a specified period following termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has unique value specific to that employer’s business and not just regarding the professional development of the employee. Any such inability to enforce non-compete covenants may cause us to lose any competitive advantage arising from confidential information known to such former employees.

It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.

The majority of our assets are located outside the United States. In addition, certain of our officers are nationals or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our non-U.S. officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. It may also be difficult to assert claims under United States securities law in actions originally instituted outside of the United States. Moreover, Israeli courts may refuse to hear a United States securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by Israeli law. Consequently, our investors may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

If there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business relationships and profitability.

All of our research facilities and certain of our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009 and again in November and December 2012, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In July 2014, Israel launched an additional operation against Hamas operatives in the Gaza strip in response to Palestinian groups launching rockets at Israel. Recent political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

Risks Related To Our Stock

There can be no assurance of an active, liquid and orderly trading market for our common stock or that investors will be able to sell their shares of common stock.

At present, our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group Inc., under the symbol “CNBX.” There is only a limited, liquid public trading market for our common stock. There can be no assurance that a liquid market for our common stock will continue. Market liquidity will depend on the perception of our business and any steps that our management might take to bring public awareness of our business to the investing public within the parameters of the federal securities laws. There is no assurance that any such awareness will be generated or sustained. Therefore, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our common stock. Moreover, holders of our common stock may not find purchasers for their shares should they to decide to sell the common stock held by them at any particular time if ever. Our common stock should be purchased only by investors who have no immediate need for liquidity in their investment and who can hold our common stock, possibly for a prolonged period of time.

The price of our common stock is volatile, and the value of your investment could decline.

The market price of our common stock has been highly volatile. Between September 1, 2016, and February 28, 2017, the sales price of our stock on the OTCQB ranged from a low of $0.04 per share to a high of $7.60 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	technological innovations or new products and services by us or our competitors;

•	regulatory developments at the federal, state or local level;

•	additions or departures of key personnel;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic, political and other external factors; and

•	period-to-period fluctuations in our financial results.

The stock market generally and in particular, the market for stocks of biotechnology companies with lower market capitalizations, like us, have from time to time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company. The trading price of our common stock might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us.

Periods of volatility in the market price of a company’s securities have often been followed by securities class action litigation against that company. If our stock price continues to be volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.

We may never pay any dividends to our shareholders.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate. The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Consequently, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As at August 31, 2016, Cannabics Inc., a Delaware corporation, owns 82% of our common stock. Our Chief Executive Officer and our Chief Technical Officer, who are both also directors, collectively own 39.35% of Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We may issue shares of preferred stock with greater rights than our common stock, which may entrench management and result in dilution of our stockholders' investment.

Our Articles of Incorporation authorize the issuance of up to 100 million shares of preferred stock, par value $0.0001 per share. The authorized but unissued preferred stock may be issued by our board of directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of our board of directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights. Such preferred stock may enable our board of directors to hinder or discourage any attempt to gain control of the Company by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed by the existence of the preferred stock.

Nevada law and certain provisions of our Articles of Incorporation and bylaws may discourage mergers and other transactions.

Provisions of Nevada law, such as its business combination statute, and certain provisions of our Articles of Incorporation and by-laws could make it more difficult for someone to acquire control of the Company and limit the price that certain investors might be willing to pay for shares of our common stock. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business. The provisions could be beneficial to our management and the board of directors in a hostile tender offer, and could have an adverse impact on stockholders who might want to participate in such tender offer, or who might want to replace some or all of the members of the board of directors.

Our common stock may be subject to penny stock rules, which may make it more difficult for our investors to sell their common stock.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which such shares may be publicly traded, and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities. These requirements could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

PART IV

Item 17. Exhibits

Exhibit 3.1	Amended Articles of Incorporation, Cannabics Pharmaceuticals Inc., Incorporated by reference

Exhibit 3.2	Bylaws of Cannabics Pharmaceuticals, Incorporated by reference.

Exhibit 3.3	Subsidiary – G.R.I.N. Ultra Ltd – Board Resolution Authorizing Creation, Incorporated by reference.

Exhibit 3.4	Subsidiary – G.R.I.N. Ultra Ltd – Official Companies Listing (Israel) Incorporated by reference.

Exhibit 3.5	Material Contract – Collaboration & Exclusivity Agreement with Cannabics, Inc., incorporated by reference from Form 8K filed July 25th, 2014.

Exhibit 3.6	Intellectual Property & Subsidiary Assignment of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.7	Assignment & Assumption of Debt & Liabilities Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.8	Debt Cancellation Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.9	IP Licensing Agreement with The CIMA Group LLC, December 17th, 2015.

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document * *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document * *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * *

*	Filed herewith.
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2017	By:	/s/ Itamar Borochov
Itamar Borochov, Director Chief Executive Officer

/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director, Chief Technical Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

