Form 10-Q
period 2017-02-28
Cannabics Pharmaceuticals Inc.
filed 2017-04-14
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

As of April 18, 2017, the registrant had 115,155,955 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31 ,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$567,217	$19,127
Prepaid expenses and other receivables	21,839	2,966
Total current assets	589,056	22,093

Equipment, net	2,586	1,623

Total assets	$591,642	$23,716

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$239,514	$265,325
Derivative liability	284,015	1,356
Due to a related party	245,979	224,483
Total current liabilities	769,508	491,164

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 114,676,233 and 107,221,903 shares issued and outstanding at February 28 2017 and August 31, 2016 respectively	11,467	10,722
Additional paid-in capital	1,882,299	1,108,148
Common stock subscribed	100,000	–
Accumulated deficit	(2,171,632)	(1,586,319)
Total stockholders' equity (deficit)	(177,866)	(467,448)

Total liabilities and stockholders' equity	$591,642	$23,716

 See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Net revenue	$1,243	$12,500	$1,243	$12,500

Cost of revenue	–	–	–	–

Gross profit	1,243	12,500	1,243	12,500

Operating expenses:
Research and development expense	46,531	98,628	68,663	107,025
Sales and marketing expenses	4,689	300	4,689	791
General and administrative expenses	142,568	50,866	223,311	104,915

Total operating expenses	193,787	149,794	296,663	212,731

Loss from operations	(192,544)	(137,294)	(295,419)	(200,231)

Other Expenses
Financial Expenses	(245,755)	(9,632)	(289,894)	(11,950)

Loss before income taxes	(438,299)	(146,926)	(585,313)	(212,181)

Provision for income taxes	–	–	–	–

Net loss	$(438,299)	$(146,926)	$(585,313)	$(212,181)

Net loss per share - basic and diluted	$(0.004)	$(0.001)	$(0.005)	$(0.002)

Weighted average number of shares outstanding - Basic and Diluted	114,365,407	102,290,696	111,405,333	102,022,014

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net Loss	$(585,313)	$(212,181)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	766	831
Stock issued for services	32,416	16,000
Change in fair value of derivative liability	282,659	–
Amortization of discount	–	12,873
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	(18,873)	(4,239)
Accounts payable and accrued liabilities	(25,723)	124,884
Due to related party	(589)	–
Net cash used in operating activities	(314,658)	(61,832)

Cash flows from investing activities:
Acquisition of equipment	(1,733)	–
Net cash used in investing activities	(1,733)	–

Cash flows from financing activities:
Proceeds from Promissory note.	22,000	20,000
Proceeds from sale of common stock	842,480	94,000
Net cash provided by financing activities	864,480	114,000

Net increase (Decrease) in cash	548,089	52,168

Cash and cash equivalents at beginning of period	19,127	25,229

Cash and cash equivalents at end of the period	$567,216	$77,397

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1– Nature of Business, Presentation and Going Concern

Organization

Cannabics Pharmaceuticals Inc. (the "Company"), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp. On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc, at which time its course of business became pharmaceutical development.

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

These unaudited financial statements should be read in conjunction with our August 31, 2016 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $585,313 for the six months ended February 28, 2017, and has incurred cumulative losses since inception of $2,171,632. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $68,663 and $107,025 for the six months ended February 28, 2017 and 2016, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the six months ending February 28, 2017, the Company paid $31,400  in consulting fees to a director.

The Company had a balance outstanding at February 28, 2017 of $245,979 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Common Stock

On December 1, 2016, the Company issued 100,000 shares of its common stock to a consultant for services rendered at a value of $16,646, or $0.22 per share. The value was according the services billed by the consultant.

On December 13, 2016, the Company tendered 23,441 shares to its Former CFO as part of the Separation Agreement between them.

On December 22, 2016, the Company issued 20,000 shares of its common stock to a consultant for services rendered at a fair value of $15,770 or $0.79 per share. The fair value was determined based on the current market price per share.

On January 5, 2017, the Company issued 5,055,334 shares to 13 investors at $.09 per share for a total of $449,573. Also on January 5, 2017, the Company issued 1,800,000 shares to 7 individuals who exercised their previous Warrant Rights at $.03 per share for a total of $54,000.

On February 1, 2017, the Company issued 555,555 shares to an investor at $.45 per share and warrant for a total of $250,000. Said investments carry Warrant rights for one year at a strike price of $1.00 per share.

On February 16, 2017 an investor invested $100,000 in the Company for shares to be issued.

Note 4 – Commitments and Contingencies

Effective January 4th, 2017, the Company entered into a six-month operating lease for its research and development activities in Tel Aviv, Israel. The lease expires on July 31, 2017, with a six-month option clause until January, 2018.

Note 5 – Subsequent Events

On March 8, 2017, the Board of Directors Appointed a new Advisory Board to include Dr. Gil Feiler (Business Development); Dr. Martin Burow, (Scientific Advisor); Dr.Tal Mofkadi, (Financial Advisor); Prof. Amos Toren, (Medical Advisor); and Dr. Sigalit Ariely-Portnoy (Strategic Regulatory Advisor). This information was released in a Press Release on March 9, 2017.

On March 21, 2017, the Company filed an S-3 Shelf Offering with the SEC; and on April 7, 2017, it filed its Amendment to said S-3.

On April 4, 2017 , the Company issued 257,500 shares of its common stock to 7 consultants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which ar e “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

On January 29, 2015, the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel. You can view the details of this ongoing study from the NIH website at http://www.cancer.gov/clinicaltrials/search/view?cdrid=769090&version=HealthProfessional&protocolsearchid=12509449

On February 15, 2015, the Company executed of a Research Agreement with the Technion Research & Development Foundation Ltd (Israel) to undertake a Research Project entitled "The Assessment of the Antitumor Activity of the Whole Cannabis Plant Extract, Components and Derivatives Thereof".  Under the terms of the Agreement, Cannabics Pharmaceuticals will collaborate with the Technion’s Laboratory of Cancer Biology and Cannabinoid Research. The purpose of this Research is to develop a diagnostic and therapeutic system to harness the anti-cancer properties of active cannabis-based ingredients. The study will screen and evaluate different types of human cancer cells treated with a multitude of cannabinoid combinations and observe and catalogue the effects thereof. Technion is consistently ranked among the world’s top science and Technology Research Universities. The Faculty of Biology is comprised of 23 independent research groups, focusing on a variety of aspects of Cellular, Molecular and Developmental Biology. The faculty has extensive collaborations with the pharmaceutical and biotechnology industries.

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

The parent Company Cannabics, Inc. was founded by a group of Israeli researchers from the fields of cancer research, pharmacology and molecular biology in 2012. The company’s Research is located in Israel, which has allowed for the use of medical cannabis since the 1990s, and has a favorable regulatory attitude towards the conducting of Cannabis based clinical studies in Israeli hospitals, in marked contrast to the legal situation in the United States where clinical research on medical cannabis is still illegal. This structure is an extraordinary corporate advantage, and markedly separates the company from similarly minded companies.

The number of people licensed to receive medical cannabis treatment in Israel numbers around 20,000 - in comparison to over 1,000,000 in the United States. Therefore, while the Israeli market potential is regarded as limited, the ability to perform standardized clinical studies and use the Israeli regulation to prove the effectiveness of the company’s products is proving to be highly advantageous.

Most importantly, while the U.S. FDA has barely approved even basic private research relating to cannabis, the regulatory environment is quite different in Israel. Within the Israeli Ministry of Health, there is a stand-alone agency, the Israeli Medical Cannabis Agency, (IMCA), which on October 26, 2014, granted Cannabics Pharmaceuticals an exclusive government License to launch our scientific program.

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

The Company’s three main areas of scientific research are comprised within:

Cancer Diagnostics

Utilizing novel biological screening technologies, we monitor the antitumor effects of arrays of botanical extracts on cell lines and biopsies. The data collected propels the development of proprietary and novel compounds targeted to diverse types of tumors. This technology enables us to perform lab tests that offer doctors and their patients a profile of personalized treatment with cannabinoids. We believe that our personalized approach minimizes harmful side effects, with more successful outcomes and lower costs than the traditional “trial-and-error” approach to treatment. We are presently conducting diagnostic validation studies in collaboration with academic institutes and lab facilities, and expect to have preliminary results available by March 2018.

Anti-Cancer Treatments

We are developing botanical cannabinoid formulations based on our proprietary diagnostic procedures designated for the treatment of cancer and its side-effects. We are presently conducting preclinical research on the efficacy of our cannabinoid-based formulations in the treatment of cancer and expect to have preliminary results available by March 2018. If our diagnostic data cross-linked with clinical outcomes demonstrates that our formulations have therapeutic and commercial potential, we intend to submit an investigational new drug application with the U.S. Food and Drug Administration to commence clinical trials.

Palliative Therapies

We have developed our non-pharmaceutical capsules as a treatment to improve cancer related cachexia/anorexia syndrome (“CACS”) in advanced cancer patients. The main purpose in the treatment of patients with advanced cancer and CACS is to prolong life and to improve Quality of Life (“QoL”) as far as possible. We believe that QoL in patients with CACS is inversely related to reduced appetite and weight-loss. We are currently engaged in a clinical study in Israel to determine the efficacy of our proprietary capsules as a treatment to improve appetite and stem weight-loss associated with CACS in advanced cancer patients. We expect that preliminary results of our study will be available in July 2017.

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

Results of Operations

For the Three Months Ended February 29, 2017 and 2016

Revenues

We had received $1,243 from licensing agreements as royalties during the three months ended February 28, 2017 compared to $12,500 for the three months ended February 29, 2016.

Operating Expenses

For the three months ended February 28, 2017 our total operating expenses were $193,787 compared to $149,794 for the three months ended February 29, 2016 resulting in an increase of $43,993. The increase is attributable to decreases of $52,097 in research and Development expenses and a total increase of $96,091 in General administration, and Sales and marketing expenses.

We incurred a financial expense of $245,756 for the three months ended February 28, 2017, compared to financial expense of $9,632 for the three months ended February 29, 2016. The increase in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $438,299 for the three months ended February 28, 2017 compared to $146,926 for the three months ended February 29, 2016.

For the Six Months Ended February 29, 2017 and 2016

Revenues

We had received $1,243 from licensing agreements as royalties during the six months ended February 28, 2017 compared to $12,500 for the six months ended February 29, 2016.

Operating Expenses

For the six months ended February 28, 2017 our total operating expenses were $296,663 compared to $212,731 for the six months ended February 29, 2016 resulting in an increase of $83,932. The increase is attributable to decreases of $38,362 in research and Development expenses and a total increase of $122,294 in General administration, and Sales and marketing expenses.

We incurred a financial expense of $289,894 for the six months ended February 28, 2017, compared to financial expense of $11,950 for the six months ended February 29, 2016. The increase in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $585,313 for the six months ended February 28, 2017 compared to $212,181 for the six months ended February 29, 2016.

Liquidity and Capital Resources

Overview

As of February 28, 2017, the Company had $567,217 in cash compared to $77,397 on February 28 2016. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 28, 2017 compared to the Six Months ended February 28, 2016

We used cash in operations of $314,658 for the six months ended February 28, 2017 compared to cash used in operations of $61,832 for the six months ended February 29, 2016. The negative cash flow from operating activities for the six months ended February 28, 2016 is primarily attributable to the Company's net loss from operations of $585,313, offset by depreciation of $766, stock issued for services of $32,416; and decrease in accounts payables and accrued liabilities of $25,723, decrease of $18,873 in account receivables and prepaid expenses and an increase in fair value of derivative liability of $282,659.

We used $1,733 cash in investing activities during the six months ended February 28, 2017, compared to $zero cash in investment activities for the six months ended February 29, 2016.

Cash generated in our financing activities was $864,480 consisting of the sale of common stock of $842,480 and $22,000 from a promissory note for the six months ended February 28, 2017, compared to $94,000 cash generated from the sale of common stock and $20,000 from a promissory note during the comparable period in 2016.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders, issue equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2016, included in our Annual Report on Form 10-K as filed on January 17, 2017, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 28, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in our Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Company and Business

Our independent auditors have expressed substantial doubt about our ability to continue operating as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business. As a result, we may have to liquidate our business and investors may lose their investments. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described otherwise herein, obtain financing and eventually attain profitable operations. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Cannabics Pharmaceuticals Inc.

We have not generated any significant revenue since our inception and we may never achieve profitability.

We are an early stage biotechnology company and have not generated any significant revenue since we commenced our present operations in April 2014. At the present time, Cannabics Pharmaceuticals Inc. SR is the only product that we have commercialized. To date, we have financed our operations primarily through private placements of common stock, warrants, and direct equity investments. As we continue our research and development in cannabinoid-based diagnostics, our expenses are expected to increase significantly. Accordingly, we will need to generate significant revenue to achieve profitability. Even as we begin to commercialize our technologies, we expect our losses to continue as a result of ongoing research and development expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with product development and commercialization efforts, we are unable to predict at what stage the Company will become profitable. We may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected and the market value of our common stock will decline.

Since we have a limited operating history in our business, it is difficult for potential investors to evaluate our business.

We commenced operations as a biotechnology company in April 2014, and therefore have a relatively short operating history upon which an evaluation of our future success or failure can objectively be made. Our business is a highly speculative undertaking and involves a substantial degree of risk. We have not demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by early-stage companies in new and rapidly evolving competitive fields, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenue. The likelihood of our success must be considered in light of the early stage of our operations. There is no assurance that our business will ever be successful or that we will be able to attain profitability. Any failure by Cannabics Pharmaceuticals Inc. to report profits may adversely affect the price of our common stock.

We will need to raise additional capital to meet our business requirements in the future, which may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

Cannabics Pharmaceuticals Inc. has not yet generated meaningful revenue and will require additional capital to continue its research and development activities, conduct clinical trials, commercialize its products and otherwise fund its operations. Our ability to secure required financing will depend in part upon investor perception of our ability to create a successful business. Capital market conditions and other factors beyond our control may also play important roles in our ability to raise capital. There can be no assurance that debt or equity financing will be available or sufficient for our requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations and prospects. If we are unable to obtain additional funding as needed, we may be required to reduce the scope of our research and development activities, which could harm our business plan, financial condition and operating results, or we may be required to cease our operations entirely, in which case, our investors will lose all of their investment.

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

We are an early stage biotechnology company. At current, we have two employees and several key consultants. Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Dr. Eyal Ballan, our Chief Technology Officer and Director. If we lose the services of Dr. Ballan or any other executive officers or significant employees, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for Dr. Ballan or any other executive officer.

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

In the United States, we intend to only commercialize our products by licensing them to organizations having greater resources and experience than we do, though there can be no assurance that such licensing efforts will be successful, or that we will be able to license any future products on satisfactory terms, or at all. We do not presently have any other agreement or arrangement for the commercialization of our products in the United States or elsewhere.

While we generally intend to adopt a licensing model for the commercialization of our products, we may seek one or more strategic partners for commercialization of our products outside the United States. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of our product revenue may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively.

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

We are currently seeking patent protection for several processes and finished products. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

•	patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage;
•	our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our products and product candidates either in the United States or in international markets;
•	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns;
•	countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

As of this date, we have two full-time employees. As our development and commercialization plans and strategies progress, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on our management, which may not be able to accommodate those added responsibilities. If we fail to effectively manage our future growth, it could delay the execution of our business plan and disrupt our operations.

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

Regarding the US, any cannabinoid-based diagnostic product candidate that we may develop, will be subject to U.S. controlled substance laws and regulations that will require us, along with our collaborators and licensees, to expend time, money and effort in all areas of regulatory compliance, including, if applicable, quality control and assurance and clinical trials. Any failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could adversely affect the results of our business operations and our financial condition.

The constant evolution of laws and regulations affecting the research and development of cannabis-based medical diagnostics and therapies could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabis are subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations, including our ability to conduct clinical trials that are prerequisite to our ability to commercialize our cannabis-based medical products and therapies. We cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

Cannabis remains illegal under US federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

While a bio-technology cancer research company, our science is dependent upon state laws and regulations; however, Cannabis remains illegal under federal law.

The United States federal government regulates drugs through the Controlled Substances Act, which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration. Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under various state laws where so permitted.

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

Although these developments have been met with a certain amount of optimism in the research and science industry, the CARERS Act has not yet been adopted, and the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill, must be renewed annually. The currently enacted Commerce, Justice, Science, and Related Agencies Act, which includes the Rohrabacher-Farr Amendment, is effective, by passage of a short-term continuing resolution, through April 28, 2017. The federal government could at any time change its enforcement priorities against the cannabis industry. Although we do not grow or distribute cannabis, our current and planned business operations involve licensing of IP related to cannabinoids, and any such change in enforcement priorities could render such operations unprofitable or even prohibit such operations.

Our ability to earn revenue through licensing our IP candidates in the United States is dependent on additional states legalizing medical marijuana.

We are engaged in the business developing and commercializing cannabinoid-based diagnostics for the detection and treatment of cancer. Our ability to commercialize our diagnostic candidates in the United States is dependent upon the continued progress of legislative authorization of cannabis at the state level for medical purposes and, in certain states, based on the specifics of the legislation passed in that state. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured. The legislative process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposals, there must be political will in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of cannabis for medical purposes, which would limit the market for our products and negatively impact our business and revenues.

Changes in consumer preferences and acceptance of medical cannabis, or any negative trends, will adversely affect our business.

Our business is substantially dependent on market acceptance of medical cannabis diagnostics. Market perception of medical cannabis can be significantly influenced by a number of social, political and economic factors that are beyond our control, including scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding such diagnostics and treatments. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the market for any of our current or future cannabinoid-based diagnostics or therapies. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products, as well as our business, results of operations, financial condition and cash flows.

We believe that as cannabis-based biotechnology becomes more widely accepted by the US medical community and the public at large, the stigma associated with medical cannabis will moderate and, as a result, consumer demand will likely continue to grow. There is, however, no assurance that such increase in demand will occur, that we will benefit from any demand increase or that our business will ever become profitable. We cannot predict the future growth rate and size of the market, assuming that the regulatory climate permits, of which there can be no assurance. Any negative outlook on medical cannabis will adversely affect our business prospects.

We also believe that large, well-funded pharmaceutical and other related businesses and industries may have economic reasons to oppose cannabinoid-based therapies. The pharmaceutical industry is well-funded with a strong and experienced lobby presence at both the federal and state levels, as well as internationally, that surpasses financial resources of the current group of medical cannabis research and development companies. Any effort by the pharmaceutical lobby to halt or delay the newly developing medical cannabis diagnostics industry could have a detrimental impact on our business.

Risks Related to Diagnostic Product Development

If we fail to successfully develop and commercialize diagnostics, pharmaceutical or therapies, we may be unable to execute our plan of operations.

Our current business strategy focuses on discovering, developing and commercializing cannabinoid-based diagnostics, anti-cancer pharmaceuticals and palliative therapies. The success of our business will depend upon our ability to fully develop and commercialize the diagnostics and therapeutic product candidates in our current development pipeline as well as to continue the discovery and development of other diagnostics and IP.

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

If we fail to maintain or establish satisfactory arrangements for the supply of raw materials or the manufacture of our product candidates for preclinical or clinical trials, or if we experience an interruption of supply, we might not have sufficient quantities of our product candidates at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

As of this date, our clinical diagnostics have not yet been validated for commercialization in a CLIA or CAP laboratory, and we have not yet begun the validation process. We may be unable to enter into an agreement with a CLIA or CAP laboratory on favorable terms, or at all. Although we may be able to validate the tests, they might have sensitivity and specificity that is insufficient to bring the product to market. Any delays or incurrence of greater costs than budgeted in validating these tests may have a material adverse effect on our business, results of operations and financial condition.

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

To date, we have devoted our resources towards developing the technology upon which we are building our clinical diagnostics and therapeutic product candidates. Our clinical diagnostic product candidates have yet to be validated and our clinical therapeutic product candidates are currently in a preclinical development phase. As of this date, only Cannabics SR, our non-pharmaceutical palliative therapy, has been commercialized.

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

Any of these delays or difficulties could cause us to be delayed in obtaining marketing approval from regulatory authorities, if at all, or allow us to obtain approval for specific indications or patient populations that are not as broad as currently targeted. In addition, such delays or difficulties may cause our development costs or our time to bring our product candidates to market to increase, may weaken our competitive positioning in the market and may have a material adverse effect on our business, results of operations and financial condition.

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

We intend to seek orphan drug status from the FDA for those anti-cancer therapeutic product candidates we are presently developing to the extent such product candidates are developed for ovarian cancer. Ovarian cancer therapies are eligible for orphan drug status under the Orphan Drug Act of 1983. The orphan drug status gives the manufacturer specific financial incentives to develop a pharmacological agent. If a product that has an orphan drug designation receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same medication for the same indication, except in very limited circumstances, for seven years. Failure to obtain an orphan drug designation for our product candidates may have a material adverse effect on our business, results of operations and financial condition.

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

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of any Cannabics Pharmaceuticals product that we may develop and commercialize is subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the FDA and Federal Trade Commission in the United States, and the Ministry of Health in Israel. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate dietary supplements. A U.S. state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. In markets outside the United States, we will likely be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

The market price of our common stock has been highly volatile. Between September 1, 2016, and April 7, 2017, the sales price of our stock on the OTCQB ranged from a low of $0.04 per share to a high of $7.60 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of February 28, 2017, Cannabics Inc., a Delaware corporation, owns 77% of our common stock. Our Chief Executive Officer and our Chief Technical Officer, who are both also directors, collectively own 39.35% of Cannabics Inc., and therefore have substantial influence over it. Accordingly, Cannabics Pharmaceuticals Inc., (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We may issue shares of preferred stock with greater rights than our common stock, which may entrench management and result in dilution of our stockholders' investment.

Our Articles of Incorporation authorize the issuance of up to 100 million shares of preferred stock, par value $0.0001 per share. The authorized but unissued preferred stock may be issued by our board of directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of our board of directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights. Such preferred stock may enable our board of directors to hinder or discourage any attempt to gain control of Cannabics Pharmaceuticals Inc. by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed by the existence of the preferred stock.

Nevada law and certain provisions of our Articles of Incorporation and bylaws may discourage mergers and other transactions.

Provisions of Nevada law, such as its business combination statute, and certain provisions of our Articles of Incorporation and by-laws could make it more difficult for someone to acquire control of Cannabics Pharmaceuticals Inc. and limit the price that certain investors might be willing to pay for shares of our common stock. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business. The provisions could be beneficial to our management and the board of directors in a hostile tender offer, and could have an adverse impact on stockholders who might want to participate in such tender offer, or who might want to replace some or all of the members of the board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to subscription agreements entered into during the three months ended February 28th 2017, the Company issued 777,777 shares to 2 investors at $.45 per share for a total of $350,000.00. Said investments carry 555,555 Warrant rights for one year at a strike price of $1.00 per share.

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

______________________________

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

Date: April 14, 2017	By:	/s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

	By:	/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director
Chief Technical Officer

	By:	/s/ Uri Ben Or
Uri Ben Or,
Chief Financial Officer

