Form 10-Q
period 2017-05-31
Cannabics Pharmaceuticals Inc.
filed 2017-07-17
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31st, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

As of July 14th, 2017, the registrant had 118,322,621 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$3,190,303	$19,127
Prepaid expenses and other receivables	182,493	2,966

Total current assets	3,372,796	22,093

Equipment, net	90,028	1,623

Total assets	$3,462,824	$23,716

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$281,536	$265,325
Derivative liability	58,697	1,356
Due to a related party	245,979	224,483
Total current liabilities	586,212	491,164

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 118,322,621 and 107,221,903 shares issued and outstanding at May 31 2017 and August 31, 2016 respectively	11,832	10,722
Additional paid-in capital	5,281,841	1,108,148
Accumulated deficit	(2,417,061)	(1,586,319)
Total stockholders' equity (deficit)	2,876,612	(467,448)

Total liabilities and stockholders' equity	$3,462,824	$23,716

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ende
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Net revenue	$1,571	$50,000	$2,814	$62,500

Cost of revenue	–	–	–	–

Gross profit	1,571	50,000	2,814	62,500

Operating expenses:

Research and development expense	68,172	15,530	136,835	122,555
Sales and marketing expenses	15,061	–	19,750	791
General and administrative expenses	391,214	48,315	614,525	153,230

Total operating expenses	474,447	63,845	771,110	276,576

Loss from operations	472,876	13,845	768,296	214,076

Other income
Financial Expenses (Gain)	(227,448)	12,635	62,446	24,584

Loss (profit) before income taxes	245,428	26,480	830,742	238,660

Net loss (profit)	$245,428	$26,480	$830,742	$238,660

Net loss per share - basic and diluted:	$0.002	$0.000	$0.007	$0.002

Weighted average number of shares outstanding - Basic and Diluted	115,958,218	104,885,216	112,946,336	102,983,381

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

	For the Nine months ended
	May 31,	May 31,
	2017	2016
	(Unaudited )	(Unaudited)
Cash flows from operating activities:
Net (Loss) Profit	$(830,742)	$(238,660)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	2,675	1,245
Interest on loans	85	–
Stock issued for services	413,857	19,850
Change in fair value of derivative liability	57,341	2,354
Amortization of discount	–	20,000
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	(179,528)	(1,773)
Accounts payable and accrued liabilities	16,212	96,257
Deferred revenues	–	50,000
Net cash used in operating activities	(520,100)	(50,727)

Cash flows from investing activities:
Acquisition of equipment	(91,080)	–
Net cash used in investing activities	(91,080)	–

Cash flows from financing activities:
Proceeds from Promissory note	22,000	20,000
Repayment of loan	(589)	–
Proceeds from sale of common stock	3,858,980	94,000
Cost of raising capital	(98,035)	–
Net cash provided by financing activities	3,782,356	114,000

Net increase (Decrease) in cash	3,171,176	63,273

Cash and cash equivalents at beginning of Period	19,127	25,229

Cash and cash equivalents at end of the Period	$3,190,303	$88,502

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $830,742 for the nine months ended May 31, 2017, and has incurred cumulative losses since inception of $2,417,061. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $136,835 and $122,555 for the nine months ended May 31, 2017 and 2016, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the nine months ending May 31, 2017, the Company paid $69,500 in consulting fees to a director.

The Company had a balance outstanding at May 31, 2017 of $245,979 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

On April 3, 2017 the company issued 222,222 shares to an investor at $.45 per share.

On April 3, 2017, the Company issued 257,500 shares of its common stock to eight consultants for services at a fair value of $249,775 or $0.97 per share. The fair value was determined based on the current market price per share.

On April 25th, 2017, the Company issued 166,666 shares of its common stock to a consultant for services at a fair value of $131,666 or $0.79 per share. The fair value was determined based on the current market price per share.

On May 8, 2017, as part of the Company’s S-3 Registration, the Company entered into a Share Purchase Agreement with D-Beta One EQ, Ltd., which was disclosed in the 8K of May 10th, 2017. Under the terms of the Agreement, the Company issued 3,000,000 shares at $1.00 per share, for a total investment of $3,000,000. Per the Agreement, D-Beta One EQ, Ltd. was granted 1,500,000 Warrants for $2.00 per share, which is exercisable until May 7th, 2018.

Note 4 – Commitments and Contingencies

Effective January 4th, 2017, the Company entered into an operating lease for its laboratory research and development activities in Tel Aviv, Israel. The lease expires on January 1st, 2018.

Note 5 – Subsequent Events

On June 8th, 2017, the Company issued 333,333 shares of its common stock to two consultants for services.

On July 6th, 2017, the Company executed a Testing & Diagnostics Services Agreement with SIMFO GmbH, a renown German research laboratory which is collaborative in nature. SIMFO GmbH will obtain the CTC count as well as drug sensitivity tests from treated patients according to the specific cannabinoids which the Company shall request.

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

On June 3, 2014, the Company's Board of Directors declared a two-to-one forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on June 19, 2014. The effect of the stock split increased the number of shares of common stock outstanding from 40,880,203 to 81,760,406. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 3rd, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

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

On May 27, 2015, the Company filed a Patent with the USPTO entitled “A Method of in Vitro High Throughput Screening of Cancer Biopsies with Cannabinoid Extracts”. In essence, this patent takes the next step from the cancer cell knowledge already obtained from cell lines in the Technion Laboratory and extends it to a system of analyzing cancer cells taken from patient biopsies, and then testing them against a multitude of cannabinoid combinations for anti-tumor activity via the High Throughput Screening process. This patent formally begins the next phase of the Company, which is Personalized Medicine (PM). We have developed an automated high-throughput method for the screening of different types of cancer cells or biopsies treated with a multitude of cannabis extracts. These natural extracts could also be tested in conjunction with already approved and common synthetic drugs for patients that undergo chemotherapy for the most personally tailored therapy. This multilayer method is producing a large-scale database that will capture the knowledge gained as to the unique effects of different combinations of cannabinoid compounds on diverse malignancies. Coextensive with the development of the automated high-throughput system, we are also developing proprietary and novel compounds targeting diverse and specific types of tumors.

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

On July 6th, 2017, the Company executed a Testing & Diagnostics Services Agreement with SIMFO GmbH, a renown German research laboratory which is collaborative in nature. SIMFO GmbH will obtain the CTC count as well as drug sensitivity tests from treaded patients according to the specific cannabinoids which the Company shall request.

Plan of Operation

Cannabics Pharmaceuticals Inc. is dedicated to the development of cannabinoid medicine and screening for cancer patients. The Company’s R&D is focused on the three aspects of cancer treatment – diagnostics, and antitumor medicine and palliative medicine. Cannabics’ vision is to create personalized natural medicine tailored to specific types of cancers and genetics of patients utilizing novel biotechnological tools. The Company’s Intellectual Property surpasses proprietary capsulated formulations designated for specific cancer related indications, diagnostic procedures and data.

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

Anti-Cancer Treatments

We are developing botanical cannabinoid formulations based on our proprietary diagnostic procedures designated for the treatment of cancer and its side-effects. We are currently working in collaboration with SIMFO gmbh, a renown German research laboratory on CTC tests. We are also conducting preclinical research on the efficacy of our cannabinoid-based formulations in the treatment of cancer and expect to have preliminary results available by March 2018. If our diagnostic data cross-linked with clinical outcomes demonstrates that our formulations have therapeutic and commercial potential, we intend to submit an investigational new drug application with the U.S. Food and Drug Administration to commence clinical trials.

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

Results of Operations

For the Three Months Ended May 31, 2017 and 2016

Revenues

We had received $1,571 from licensing agreements as royalties during the three months ended May 31, 2017 compared to $50,000 from a license option for the three months ended May 31, 2016.

Operating Expenses

For the three months ended May 31, 2017 our total operating expenses were $474,447 compared to $63,845 for the three months ended May 31, 2016 resulting in an increase of $410,602. The increase is attributable to increases of $52,642 in research and Development expenses and a total increase of $357,960 in General administration, and Sales and marketing expenses.

We incurred a financial gain of $227,448 for the three months ended May 31, 2017, compared to financial expense of $12,635 for the three months ended May 31, 2016. The decrease in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $245,428 for the three months ended May 31, 2017 compared to $26,480 for the three months ended May 31, 2016.

For the Nine Months Ended May 31, 2017 and 2016

Revenues

We had received $2,814 from licensing agreements as royalties during the nine months ended May 31, 2017 compared to $62,500 from a license option for the nine months ended May 31, 2016.

Operating Expenses

For the nine months ended May 31, 2017 our total operating expenses were $771,110 compared to $276,576 for the nine months ended May 31, 2016 resulting in an increase of $494,534. The increase is attributable to increases of $14,280 in research and Development expenses and a total increase of $480,254 in General administration, and Sales and marketing expenses.

We incurred a financial expense of $62,446 for the nine months ended May 31, 2017, compared to financial expense of $24,584 for the nine months ended May 31, 2016. The increase in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $830,742 for the nine months ended May 31, 2017 compared to $238,660 for the nine months ended May 31, 2016.

Liquidity and Capital Resources

Overview

As of May 31, 2017, the Company had $3,190,303 in cash compared to $88,502 on May 31 2016. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the nine Months Ended May 31, 2017 compared to the nine Months ended May 31, 2016

We used cash in operations of $520,100 for the nine months ended May 31, 2017 compared to cash used in operations of $50,727 for the nine months ended May 31, 2016. The negative cash flow from operating activities for the nine months ended May 31, 2016 is primarily attributable to the Company's net loss from operations of $830,742, offset by depreciation of $2,675, stock issued for services of $413,857; and an increase in accounts payables and accrued liabilities of $16,212, increase of $179,527 in account receivables and prepaid expenses and an decrease in fair value of derivative liability of $57,341.

We used $91,080 cash in investing activities during the nine months ended May 31, 2017, compared to $zero cash in investment activities for the nine months ended May 31, 2016.

Cash generated in our financing activities was $3,782,356 consisting of the sale of common stock of $3,858,980 less $98,035 costs of raising capital, and $22,000 from a promissory note for the nine months ended May 31, 2017, compared to $94,000 cash generated from the sale of common stock and $20,000 from a promissory note during the comparable period in 2016.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

For example, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or " qui tam " provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties ranging from $5,500 to $11,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program.

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

As of May 31, 2017, Cannabics Inc., a Delaware corporation, owns 74% of our common stock. Our Chief Executive Officer and our Chief Technical Officer, who are both also directors, collectively own 39.35% of Cannabics Inc., and therefore have substantial influence over it. Accordingly, Cannabics Pharmaceuticals Inc., (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3rd, 2017, the Company issued 479,722 shares of its common stock to eight consultants for services.

On April 25th, 2017, the Company issued 166,666 shares of its common stock to a consultant for services.

On June 8th, 2017, the company issued 333,333 shares of its common stock to two consultants for services.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **0

______________________________

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2017	By:	/s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

	By:	/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director
Chief Technical Officer

	By:	/s/ Uri Ben Or
Uri Ben Or,
Chief Financial Officer

