Form 10-K
period 2017-08-31
Cannabics Pharmaceuticals Inc.
filed 2017-12-08
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-52403

___________________________________________________

CANNABICS PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3373669
(State of Incorporation)	(IRS Employer Identification No.)

#3 Bethesda Metro Center, Suite 700 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

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

On August 31st, 2017, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was 3,170,292, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $1.02. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of December 7, 2017, the registrant had 119,564,840 shares of its Common Stock, $0.0001 par value, outstanding.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, and “CNBX” means Cannabics Pharmaceuticals Inc., unless otherwise indicated.

i

PART I

Item 1. Description of Business

Historically we were previously an exploration stage mining company which transitioned into a bio-tech company in 2014. We currently have an IP Licensing Agreement in Germany, and the USA, with minimal monthly revenues to date. We can provide no assurance that we will be able to successfully license our technology or that said licensing agreements will be commercially viable.

Our Address corporate address is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814; Telephone (877) 424-2429.

The company was previously engaged in the oil and gas exploration business. On April 29th, 2014, the company began a new direction and the majority of the Shareholders of the company elected the current Board of Directors and renamed the Company Cannabics Pharmaceuticals Inc. The Directors formed a US based company founded in 2012 by a group of renowned researchers from the fields of molecular biology, cancer research and pharmacology. R&D is conducted in Government licensed labs in Israel with the focus of development of novel and sophisticated cannabinoid based therapies, medications and administration routes for various diseases.

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

On January 29, 2015 the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel. You can view the details of this ongoing study from the NIH website at http://www.cancer.gov/clinicaltrials/search/view?cdrid=769090&version=HealthProfessional&protocolsearchid=12509449

On February 15, 2015 the Company executed of a Research Agreement with the Technion Research & Development Foundation Ltd (Israel) to undertake a Research Project entitled "The Assessment of the Antitumor Activity of the Whole Cannabis Plant Extract, Components and Derivatives Thereof".  The Research Project lasted one calendar year and the results have been previously disclosed. The purpose of this Research was to prove the efficacy of a proprietary diagnostic and therapeutic system to harness the anti-cancer properties of active cannabis-based ingredients. The study successfully screened and evaluated different types of human cancer cells treated with a multitude of cannabinoid combinations and observed and catalogued the effects thereof. Technion is consistently ranked among the world’s top science and Technology Research Universities. The Faculty of Biology is comprised of 23 independent research groups, focusing on a variety of aspects of Cellular, Molecular and Developmental Biology. While the Company utilized the Technion to perform and record these innovative tests, the Company is the sole holder of all IP rights relating to this technology.

On May 27th, 2015 the Company filed a Patent with the USPTO entitled “A Method of in Vitro High Throughput Screening of Cancer Biopsies with Cannabinoid Extracts”. In essence this patent takes the next step from the cancer cell knowledge already obtained from cell lines in the Technion Laboratory and extends it to a system of analyzing cancer cells taken from patient biopsies, and then testing them against a multitude of cannabinoid combinations for anti-tumor activity via the High Throughput Screening process. This patent formally began the next phase of the Company, which is Personalized Medicine (PM). We have developed an automated high-throughput method for the screening of different types of cancer cells or biopsies treated with a multitude of cannabis extracts. These natural extracts could also be tested in conjunction with already approved and common synthetic drugs for patients that undergo chemotherapy for the most personally tailored therapy. This multilayer method is producing a large-scale database that will capture the knowledge gained as to the unique effects of different combinations of cannabinoid compounds on diverse malignancies. Coextensive with the development of the automated high-throughput system, we are also developing proprietary and novel compounds targeting diverse and specific types of tumors.

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

On June 30th, 2017, the Company announced positive results from its necrosis screening of Circulating Tumor Cells (CTC) from colon, breast, and prostate cancer patients treated with specific cannabinoids, adding to its data base of personalized anti-tumor treatment.

On July 12th, 2017, the Company announced its formal execution of a Testing & Diagnostics Services Agreement with SIMFO GmbH, a renown German research laboratory which is collaborative in nature. Under the Agreement, the Company is the exclusive global provider of SIMFO’s CTC diagnostics to cancer patients treated with natural cannabinoids. SIMFO GmbH will obtain the CTC count as well as drug sensitivity tests from treated patients according to the specific cannabinoids which the Company shall request.

On July 24th, 2017, the Company announced its establishment of a Genetics laboratory to develop diagnostic tools based on human genome, tumor genetics and specific cannabinoids. The Company enlisted Dr. Moran Grinberg as its VP of R&D to lead the genetic research. Dr. Grinberg has a PhD in Virology & MSc in clinical pharmacology with managerial experience in executing pharmacological research.

On August 28th, 2017, the Company announced it received a very positive preliminary international patentability report from the PCT authorities regarding its patent application relating to personalized screening of necrotic cancer cells through a High Throughput Screening System (HTS), finding all claims “innovative and inventive”. This PCT report is significant as it secures the Company’s expanding proprietary IP rights.

Our Business

We are a pharmaceutical development company focusing on cancer research utilizing “Liquid Biopsy”, advanced HTS technology and personalized bioinformatics tools.

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

Eyal Barad, 52, is a co-founder of Cannabics Inc. He was named Director & CEO on November 13th, 2017, as noted in the 8K of that date. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University.

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

Dr. Feiler - Head of Advisory Board and Business Development Advisor, Dr. Feiler served as Board Member of Advanced VisionTechnology, traded on the Frankfurt Stock Exchange (VSJ), served on the Board of Safra Bank Mutual Fund Division; and has served as Administrative advisor for the Government of Ras Al Khaimah, UAE. Dr. Feiler has published extensively on business opportunities and strategies and was a frequent speaker in world events including the World Economic Forum in Davos.

Prof. Amos Toren, MD - Medical Advisor Prof. Amos Toren is the Director of Pediatric Hemato-Oncology and BMT Department at the Sheba Medical Center since 2001 and a Professor in the division of Hematology, Sackler School of Medicine Tel-Aviv University. Prof. Toren is a specialist in Pediatrics, General Hematology and Pediatric Hemato-Oncology. He also has a PhD degree in genetics and qualified as a Master of Health Administration (MHA) at the Recannati Business School, Tel-Aviv University. Professor Toren runs numerous clinical studies, investigator initiated, company initiated, unicenter as well as multicenter.

Dr. Tal Mofkadi - Financial AdvisorDr. Mofkadi holds a Ph.D in Financial Economics from Tel Aviv University. He is a lecturer at Tel Aviv University, the Interdisciplinary Center in Herzliya and universities abroad. He is the author of ‘The Handbook of Corporate Valuation’. Dr. Mofkadi provides expert opinions in financing, economic, and legal proceedings, writing valuations and optimal pricing policies as well as economic analysis of competition and regulatory aspects, risk assessment and more.

Additionally, Dr. Moran Grinberg was appointed as VP of Research & Development on August 1st, 2017. Dr. Moran Grinberg has vast experience in the Research and Development field. For the last 5 years she led and managed top pharmaceutical and microbiological projects in start-up companies. Dr. Grinberg has a BSc in Biochemistry and PhD cum laude in Microbiology and Immunology and MSc cum laude in Clinical Biochemistry and Pharmacology from Ben Gurion University.

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

The Cannabis Cancer Market

According to a January, 2017, report by Grand View Research, Inc. a San Francisco-based market research and consulting company: “Medical Marijuana Market Analysis by Application and Segment Forecasts”, the global medical marijuana market size in 2015 was valued at $11.4 billion and the projected annual growth rate of 17 percent through 2025. According to this study cancer is the most rapidly increasing segment with cannabis application and has an annual growth of 18 percent expectancy through 2025. Contributing to this factor is the increasing number of states, districts, and territories in the US that are enacting laws to legalize medical marijuana which is supporting the patients demand for cancer treatment. The report indicated that marijuana has indicated cancer cell destroying capabilities. In the meantime, there is limited recorded success in the actual usage of cannabis in the treatment of cancer. The American Cancer Society has yet to take an official position on the use of cannabis for medical treatment although they do admit that there are indications of its efficiency in dealing with nausea and vomiting as side effects from chemotherapy.

Cannabis is yet to be approved by the Federal Drug Administration (FDA) in the US for treatment of cancer which is what is holding back the growth of this segment, according to the Grand View Research report.

The growth in the number of cancer patients and increasing interest amongst physicians and researchers regarding the use of medical marijuana in cancer treatment are indicators that will lead to increased investment and applications in the medical cannabis market over the next decade. Cannabics Pharmaceuticals hopes to take advantage of these developments and trends to capitalize on our technology to bring forth cutting edge solutions for both research, diagnosis and drug efficacy data that will provide additional insight into personalized health care.

The Cancer Diagnosis Market

According to Grand View Research, Inc., the global cancer diagnostics market size was valued at USD 124.0 billion in 2016 and is expected to grow at an annual rate of over 7%. This market is expected to reach USD 232.7 billion by 2025 according to Orbis Research.

The growth in cancer cases, growing demand for effective diagnostic tools that develop from rising awareness, government support and technological developments are driving the demand for this increase worldwide.

Cancer is one of the leading causes of deaths worldwide which leads to efforts to develop accurate diagnostic tools and effective treatment solutions. Early monitoring and pre-detection are being focused on as this leads to improved success rate in treatment. This leads to public awareness and healthcare support programs that promote routine check-ups which enable diagnosing the disease before first symptoms may appear.

According to BCC Research, the global market for circulating tumor cell (CTC) technology reached nearly $2.8 billion in 2012 and $3.7 billion in 2013. This market is estimated to reach nearly $8.9 billion by 2018, demonstrating a compound annual growth rate (CAGR) of 18.9% for the five-year period, 2013 to 2018.

The major factors that affect the growth in this industry is due to increase advancements in biomedical imaging and bioengineering technology. Genomics development of methods that enhance detection, enumeration and analysis of CTC in patient samples will lead the estimated growth in the industry through to 2022.

The increasing adoption of personalized medicine and regular diagnostic tools creates the possibility of aggressively battling cancer in new and heretofore unthought of methods. This will create momentum and align interests to progress along these routes.

The growing demand for ongoing screening, diagnosis and monitoring throughout the different stages of the diseases development in order to assess the patient’s health will feed the growth of this sector in the coming years.

Company’s Perspective

Cannabics is a pioneer in the constellation of Cannabis Cancer and Diagnostics. Personalization of cannabinoid based treatments is the main scope of the company, addressing the rapidly growing unmet need of cancer patients who are prescribed with cannabis. The multifactorial benefits of cannabis create an arising need that may unravel a new attitude to cancer treatment. The palliative aspects of cannabis such as reducing pain and nausea, propel the market to create OTC and pharma grade cannabis products to cancer patients. With minor side effects and no toxicity, the only barrier to millions of cancer patients is worldwide regulation. Our vision is to harness the anti-tumor properties of cannabinoids administrated first as palliative treatment and tuned with a growing database to possibly serve as anti-cancer medicine itself. Creating the constellation of CTC HTS Genomic data ahead of any other competitor puts Cannabics in the forefront of treating cancer with cannabis and may serve a large portion of the cross-section of two markets – cannabis and cancer diagnostics. The still confining regulation creates an advantage for Cannabis which is licensed to do such research and clinical studies in Israel by the Israeli government.

RESEARCH AND DEVELOPMENT

Overview

Our vision is to reveal and personalize the potential of cannabis medicine to treat cancer itself, as well as side effects. We develop cancer diagnostics in conjunction with cannabinoid medicine, utilizing novel bio-technological tools, striving to prevent cancer onset in healthy adults and progression in patients.

We engage our research and development through our wholly owned Israeli subsidiary G.R.I.N Ultra. The company possesses a government License from the Health Ministry to perform research on cannabis, develop products and test them clinically. To date, we have been doing in-vitro studies and clinical studies cancer cell lines and cancer patients respectively.

The Science

Cancer and Cannabinoids:

Natural products have served as vital resources for cancer therapy (e.g.,Vinca alkaloids, paclitaxel, etc., which are used as conventional chemotherapeutic agents ) and are also sources for novel drugs. Natural products from plants therefore represent an excellent resource for targeted therapies, as phytochemicals and herbal mixtures act multi-specifically, i.e. they attack multiple targets at the same time. Furthermore, the problem of drug resistance may be approached by integrating phytochemicals and phyto-therapy into academic western medicine through derivation and integration of data and as adjunct to conventional treatments. The integration of phytochemicals and phyto-therapy into cancer medicine represents a valuable asset to chemically synthesized chemicals and therapeutic antibodies. Cannabinoids are very good candidates for this approach. Cannabinoids are a class of over 60 compounds derived from the plant cannabis sativa, as well as the synthetic or endogenous versions of these compounds. Cannabinoids show specific cytotoxicity against tumor cells, while protecting healthy tissue from apoptosis. These effects are exerted through cannabinoid receptors CB1 and CB2 in mammals and through non-receptor signaling pathways. Recent studies suggest that cannabinoids contribute to maintaining balance in cell proliferation and that targeting the endo-cannabinoid system can affect growth of several different types of cancer, including gliomas, breast, colon, prostate, and hepatocellular carcinoma

These dual anti-proliferative and pro-apoptotic effects of cannabinoids and associated signaling pathways have been investigated on a large panel of cancer cell lines. Cannabinoids also display potent anticancer activity against tumor xenografts, including tumors that express high resistance to standard chemotherapeutics. Several other studies have investigated the possible synergistic effects of cannabinoids with standard oncology therapies, and are based on the pre-clinically confirmed concept of "cannabinoid sensitizers”. Cannabinoids have shown to enhance the efficacy of classical cytotoxic drugs at least in glioblastoma. However, additional studies are required to analyze the efficacy of these drug combinations in other cancer types as well as to identify additional cannabinoid-based drug combinations that could be useful for the treatment of cancer

While many anecdotal reports by cancer patients using various formulations of Cannabinoids suggest significant efficacy, the lack of pure pharmacologically active compounds and legal restrictions have delayed the clinical research that will ultimately determine whether cannabinoids are effective in the treatment of cancer beyond their proven palliative effects. Thus, only few clinical trials have been conducted aiming to confirm the antineoplastic activity of cannabinoids. Further studies require extensive monitoring of the effects of cannabinoids alone or in combination with standard anticancer strategies. With such knowledge, cannabinoids could become a therapy of choice in contemporary oncology.

Furthermore, Additional basic research will help lead to the development of cannabinoid-based therapies for the treatment of aggressive cancers and will also bring us closer to understanding the novel CB1 and CB2 independent component of the cannabinoid system that controls cancer progression.

For example, date, there has only been one clinical trial looking at the anti-tumor activity of cannabinoids on terminal human patients harboring actively growing recurrent gliomas.

Additionally, there are various in vitro studies elucidating the potential mechanism of action of cannabinoids for urological cancers, along with population-based studies specific for testicular malignancies. However, until now, no clinical trials have been conducted for urological cancer patients (bladder, kidney, prostate and testicles).

In a third example a study demonstrated the bladder cancer cell lines are regulated by activation of CB receptors where CB1 receptor activation played a more prominent role in proliferation, while CB2 receptors were more effective in triggering the pro-inflammatory state. Further research and more studies are required to understand the expression of these receptors in different stages of bladder cancers and also the varying effect of endocannabinoid ligands on the different CB1 and CB2 receptors.

Cannabinoids could provide unquestionable advantages compared to other current anti-tumor therapies:

(1) Cannabinoids selectively affect tumor cells more than their non-transformed counterparts that might even be protected from cell death;

(2) Selective inhibitors of endocannabinoid degradation would be effective in those tissues where endo-cannabinoid levels are pathologically altered, without any significant psychotropic or immunosuppressive activity;

(3) Cannabinoids could represent an efficacious therapy in COX-2-expressing tumors that have become resistant to induction of apoptosis: acting as COX-2-substrates with no effect on the protective properties of COX-2-derived products, they could offer some advantage with respect to the NSAID in order to enhance the sensibility to conventional anticancer therapies.

Personalized Medicine:

Despite significant progress in cancer diagnostics and development of novel therapeutic regimens, successful treatment of advanced forms of cancer is still a challenge and may require personalized therapeutic approaches.

Advances in understanding many of the fundamental mechanisms of cancer progression have led to the development of molecular targeted therapies. While molecular targeted therapeutics continue to improve the outcome for cancer patients, tumor heterogeneity among patients, as well as intra-tumor heterogeneity, limits the efficacy of these drugs to specific patient subtypes, as well as contributing to relapse. Furthermore, Intra-tumor heterogeneity is caused by genomic instability in cancer cells, resulting in the selection of resistant clones, thus limits efficiency of cancer treatment. Thus, there is a need for a more personalized approach toward drug development and diagnosis that considers the diversity of cancer patients, as well as the complex milieu of tumor cells within a single patient.

Personalized medicine refers to customization of treatment on the individual patient level, while Precision Medicine is a contemporary term that describes the utilization of molecular diagnostics to classify disease, and where possible, delivery of select treatment based on causal genetic variants. Current day molecular characterization of disease using next generation sequencing enables a sensitive and specific diagnosis established by genotype. Correlating essential genotype with disease-modifying genes, environmental influences, and individual polymorphisms may help explain variations in phenotype.

Precision cancer medicine relies on the possibility to match, in daily medical practice, detailed genomic profiles of a patient's disease with a portfolio of drugs targeted against tumor-specific alterations. Clinical blockade of oncogenes is effective but only transiently; an approach to monitor clonal evolution in patients and develop therapies that also evolve over time may result in improved therapeutic control and survival outcomes.

Drug Resistance:

Furthermore, a major issue in the treatment of patients suffering from cancer is the development of resistance to therapies. This ability of cancer to adapt to pharmacological pressures stems from the tumor heterogeneity. Tumor heterogeneity is the co-existence of cellular populations bearing different genetic or epigenetic alterations within the same lesion, or in different lesions of the same patient. Tumor evolution depicts changes in tumor heterogeneity along the temporal axis and describes the dynamics by which, under environmental pressure, sub-populations of cancer cells bearing selective advantages emerge instead of the others. This process appears to be particularly marked when cancer undergoes sudden selective pressures imposed by medical treatment.

A major issue with targeted treatment therefore, is also early identification of patients with primary or secondary drug resistance.

Detection of Primary Tumor: Contemporary cancer therapy refers to treatment based on genetic abnormalities found in a patient's tumor. However, this approach is faced with numerous challenges, including tumor heterogeneity and molecular evolution, insufficient tumor samples available along with genetic information linking to clinical outcomes, lack of therapeutic drugs containing pharmaco-genomic information, and technical limitations of rapid drug efficacy tests with insufficient quantities of primary cancer cells from patients.

Our Research and Development:

To address these problems and improve clinical outcomes Cannabics focuses on the development of diagnostics that monitor cancer progression and cannabinoid-cancer sensitivity tests to tailor treatment of cancer with cannabinoid medicine. Utilizing novel High-Throughput Screening (HTS) methods to perform studies on cancer cell lines and on circulating tumor cells (CTC) derived from cannabis medicated patients.

We aim to treat a wide scope of cancers both as the main treatment and as a conjugate to conventional chemotherapy. We believe a significant need remains for novel oral and natural drugs for patients who do not respond to existing therapies or for whom these therapies bear undesirable side effects. We are currently exploring several formulations containing active compounds from the cannabis plant, including the psychoactive cannabinoid -THC and non-psychoactive cannabinoids - CBD, CBDA, THCA, THVC, CBN, CBG, CBGA and CBC. We recognize the potential therapeutic applications of the synergistic effects of these active compounds thus building the methodology and procedures that decipher specific ratios of active compounds in regard to their antitumor activity. Following successful research and development, we intend to license cannabinoid-based products and treatments that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies.

HTS on Cancer Cell Lines.

We have successfully standardized the procedure of high through output screening (HTS) for the detection of correlations between cannabinoid ratios, dosages and anti-tumor activity using a growing library of human cancer cell lines and creating an enlarged variety of Cannabis-based compounds. We examine the biological activity of these compounds on tumor cell lines of distinct tissue lineage, creating invaluable therapeutic data. We then screen the most potent cannabinoid/natural extracts with/without the conjunction of standard chemotherapy.

Circulating tumor cells (CTCs):

Identifying Circulating Tumor Cells can be regarded as a “Liquid Biopsy of Cancer” method. CTCs can be useful for screening cancer drugs as they may reflect the severity and heterogeneity of primary tumors. CTCs are present in the blood of many patients with solid tumors. Most of these cells, which are thought to be involved in metastasis, die in the circulation, presumably due to the loss of matrix-derived survival signals or circulatory shear stress. The clinical value of CTCs as a biomarker for early cancer detection, diagnosis, prognosis, prediction, stratification, and pharmacodynamics have been widely explored in recent years. However, the clinical utility of current CTC tests is limited mainly due to methodological constraints.

However, a full cancer genome and transcriptome is present in each individual CTC, therefore these cells represent an interesting source of tumor information where mutations and gene fusions can be found. Many studies have used enumeration of CTCs to predict recurrence or used cancer-derived biomarkers to follow therapy resistance.

CTC Testing and Cannabinoids

We are currently in the process of commercializing a diagnostic test which is based on liquid biopsies of patients suffering from epithelial cancers.

Two tests are available and complement each other:

1. Cell count - The test uses CTC technology that marks and counts cancer cells from the blood sample.

2. Cannabinoid Sensitivity test. – This test counts number of live and dead cancer cells after being exposed to cannabinoid compounds such as THC or CBD with multiple combinations of other cannabinoids.

The results enable doctors to make better informed decisions by providing personalized patient data as supporting evidence to available medical treatments.

Genomics:

We are currently engaged in adding Next Generation Sequencing (NGS) technology to our lab which will enable us to search for tumor mutations that have emerged as potential predictive markers of targeted therapy outcome to better understand their real clinical utility in identifying subsets of patients most likely to benefit from the administration of cannabis therapy.

Unmet need: Personalized medicine holds great promise for cancer treatment, with the potential to address challenges associated with drug sensitivity, drug resistance and inter-patient variability. Therapy approaches have so far been based on the characterization for tumors mainly by means of in situ tissue analyses (depicting disease as the sum of molecular alterations of a particular lesion at a definite time point). Furthermore, tumor heterogeneity is likely to be underestimated and insufficiently captured with single tumor-biopsy analysis. Similarly, single biomarker-driven therapy may not be adequate, suggesting that targeting ubiquitous gene alterations may lead to better cancer control and patient outcomes.

However, despite the vast knowledge gathering regarding tumor dynamics and genomics, still there exists the problem of tumor heterogeneity, as mentioned before, tumor heterogeneity among patients, as well as intra-tumor heterogeneity, variability among patients, and along the course for disease progression, challenges chemotherapy due to genetically and phenotypically different cell subpopulations and usually leads to drug-resistance by refractory tumors.

Additionally, despite the solid scientific evidences that cannabinoids exhibit a remarkable anticancer activity in preclinical models of cancer, the use of cannabis-based medicines in the clinical practice is restricted to palliative uses in a few diseases. Preclinical data accumulated during the last decade has stimulated the interest in developing additional clinical studies aimed at investigating the potential therapeutic value of these compounds in different diseases and specifically their potential as anticancer agents, however the number of active clinical trials is still very low.

Furthermore, although cannabis extracts are purely natural, and ignoring current US regulatory procedures, there is no conclusive evidence to support patient claims for starting on cannabinoid monotherapy (or combined therapy) for anticancer benefit even when all other avenues for therapy have failed.

There is still a long felt unmet need to provide a validated system and method for selecting appropriate cannabis based therapy grounded in evidence based medicine, and this is exactly the core of where our company’s energies and focus lay.

The Palliative side of Cannabis:

Therapeutic Potential of Cannabinoid for CACS

Cannabis has long been suggested to stimulate appetite, decrease nausea and vomiting, and improve quality of life in cancer patients. Studies on the efficacy of cannabis for improving CACS and S-NIS have had mixed results. After trials showing improvement in weight gain among AIDS patients, cannabinoids were tested on cancer patients as well. In a controlled, random study comparing dronabinol to a placebo among cancer patients, dronabinol was associated with increased appetite in 38% vs 8% for placebo, and decreased nausea in 20% vs 7%, using acceptable measurement scales. Of the dronabinol patients, 22% gained ≥2 kg, compared with 10.5% of placebo recipients, but this datum did not reach significance, perhaps due to the advanced stage of cancer and the high mortality in both placebo and experimental group.

Another randomized study compared dronabinol to megestrol acetate or both treatments together. The research included 469 advanced cancer patients who had been suffering from a substantial appetite loss. A greater percentage of megestrol acetate-treated patients reported appetite improvement compared with dronabinol-treated patients, 75% vs 49% (p=0.0001). Combination treatment resulted in no significant differences compared with megestrol acetate alone. Another study, which included 243 patients, compared the administration of a combination of tetrahydrocannabinol and cannabinol to tetrahydrocannabinol alone, compared to placebo. It should be noted that cannabinoid dosages in the study were low, even in comparison to other studies. No significant differences between the groups were seen regarding improvement in appetite or weight-gain. In these two studies, no substantial side effects of cannabis products were found compared to the other arms. This may be related to the dosages of the drugs given.

A more recent study demonstrated improved chemosensory perception, appetite, sleep, and macronutrient preference in advanced cancer patients. However, the study included less than 50 patients. This research showed improvement in taste and smell perception in patients receiving chemotherapy, as well as appetite and caloric intake in the arm that received dronabinol compared to placebo.

Anti-Inflammatory Properties of Cannabis

Over 50 compounds have been isolated from cannabis. Generally, cannabinoids refer to compounds that activate CB1 and CB2 or have structures similar to delta-9-tetrahydrocannabinol (THC). THC has been found to reduce inflammation in chronic inflammatory diseases, such as atherosclerosis and rheumatoid arthritis. Cannabidiol (CBD), the most abundant non-psychoactive cannabinoid, has also been studied for its anti-inflammatory properties. In synovial cells isolated from mice, CBD suppressed release of TNF-alpha. Cannaflavin A is 30x more potent than aspirin as an inhibitor of prostaglandin E2. There is some evidence that PGE2 is involved in cachexia, and the reduction of prostaglandin E2 via inhibition of COX-2 has been shown to improve lean muscle mass. Beta-caryophyllene and luteolin are two non-psychoactive, anti-inflammatory compounds found in cannabis and in other plants. Beta caryophyllene binds to CB2 and inhibits TNF alpha and IL-1b expression in human peripheral blood. Luteolin, a flavonoid found in celery and green pepper, has been found to suppress the production of TNFa, IL-1b, and IL-6 when added to peripheral blood mononuclear cells in vitro.

Clinical Study

Our current clinical study in Haifa, Israel, is led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for Melanoma and Sarcoma patients. The main purpose in the treatment of patients with advanced cancer and CACS is to prolong life and to improve quality of life (QoL) as far as possible. QoL in patients with CACS is directly related to loss of appetite and loss of weight.

The science:

Cachexia

Cachexia originates from Greek and Latin roots - Kakos- (bad) and - hexis (condition or appearance). It is associated with several chronic diseases and, generally, involves a dual mechanism of general muscle wasting, malnutrition, and anorexia. Cachexia is primarily caused by cytokines released from inflammatory cells. In 2011, an international panel defined cachexia as a “multifactorial syndrome characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment”.

Cachexia may be masked by excess weight, obesity, edema or tumor mass. Muscle wasting or sarcopenia occurs as a key feature of cachexia. In cachexia, muscle wasting is primarily caused by inflammation, in contrast to sarcopenia where muscle wasting is related to age and immobility. Additional parameters utilized to diagnose cachexia include food intake, CRP, and albumin levels.

Anorexia and Cachexia

Anorexia is a subjective term describing the reduction or loss of appetite. Although it is commonly known that patients suffering from cancer and cancer treatments experience loss of appetite, the exact prevalence of anorexia is unknown. In one study on advanced cancer patients, more than half the patients experienced anorexia.

In patients suffering from cancer, anorexia may be due to physiological and psychological factors. Anorexia can occur due to chemotherapy treatments, which cause nausea and vomiting. Tumors may also obstruct the upper gastrointestinal system, causing dysphagia and making it difficult to consume food. Depression also significantly contributes to decreased appetite. The decreased appetite causes increased psychological distress and a decreased quality of life.

The presence of a decreased appetite has been proposed to be an independent risk factor for mortality. A North Central Cancer Treatment Group study of 1,115 patients with colorectal and lung cancer found that patients with anorexia had lower survival rates and experienced more toxicity from chemotherapy than similarly matched patients who maintained their appetite. In a retrospective review of 3,047 patients by the Eastern Cooperative Oncology group, weight-loss greater than 5% before chemotherapy predicated early mortality regardless of stage or tumor type.

Cancer-Related Cachexia and Anorexia Syndrome

Cachexia may occur with or without a loss of appetite or reduction in nutrition. Interestingly, anorexia or decreased appetite is an independent risk factor for patient decline and, therefore, it has been proposed to view anorexia accompanying cachexia as a separate syndrome. Cachexia primarily caused by anorexia or reduced intake has been defined as cancer-related cachexia and anorexia syndrome (CACS). CACS, unlike cachexia, includes weight-loss caused by muscle wasting, as well as lipolysis and decreased intake.

Pathogenesis of CACS

Anorexia is due to both catabolic drivers and inflammation associated with cancer, side effects associated with chemotherapy and radiation, as well as depression and other psychosocial effects. It has been proposed that pro-inflammatory cytokines, such as IL-1, IL-6 and TNF-alpha, may decrease leptin release by mimicking excessive negative feedback signaling from leptin. In addition, these cytokines also contribute to hyper-metabolism and increased resting energy expenditure, especially as patients near death.

The symptoms correlating with decreased appetite in cancer have been referred to as “secondary nutrition impact symptoms” (S-NIS), and include early satiety, constipation, nausea or vomiting, dysphagia and depression. Increasing protein and caloric intake, may increase body mass and prolong survival. In order to have this effect, it has been suggested that patients should increase caloric intake by 300-400kcal and protein intake by 50%. This was demonstrated in a study using parenteral nutrition, as meeting these goals may be difficult in patients experiencing S-NIS.

Decreased appetite may also lead to malnutrition. Although the relationship between malnutrition and cachexia is not well defined, it is proposed that a lack of certain nutrients further contributes to muscle catabolism, especially a deficiency of long chain n-3 polyunsaturated fatty acids, vitamin D, and choline. Treatments that address CACS should improve appetite in order to correct malnutrition associated with decreased protein and caloric intake.

The Rambam Study

Study Type:     Interventional

Study Design:     Intervention Model: Single Group Assignment

Masking: None (Open Label)

Primary Purpose: Treatment

Official Title:     Cannabics Capsules as Treatment to Improve Cancer Related Cachexia and Anorexia Syndrome in Advanced Cancer Patients- Pilot Study

Primary Outcome Measures:

weight gain of ≥10% from baseline weight assessed. [ Time Frame: 3 months]

weight gain of ≥10% from baseline weight assessed by weighing the patient every two weeks in the first month, every month in the coming two months, and every six weeks in the next three months.

Secondary Outcome Measures:

Improvement in appetite [ Time Frame: 3 months]

measured by [include analysis, scale, questionnaire, etc.]

Nutritional intake [Time Frame: 3 months]

evaluation on the first week and after three months, based on daily caloric calculation of three-day food diary.

Reduction in TNF-alpha [Time Frame: 3 months]

level assessed by CBC, biochemistry blood test, TNF-alpha level on day 1, and after three months

Correlation between THC levels and primary outcome, [ Time Frame: 3 months]

assessment by Urine THC- levels one day 1, 2 weeks, 3 months.

QOL will be assessed using the European Organization of Research and Treatment of Cancer core questions on the Quality of Life Questionnaire, version 2 (QLQ-C30) and the Anorexia/Cachexia Therapy (FAACT) questionnaire. [Time Frame: 3 months]

will be assessed using the European Organization of Research and Treatment of Cancer core questions on the Quality of Life Questionnaire, version 2 (QLQ-C30) and the Anorexia/Cachexia Therapy (FAACT) questionnaire.

Safety assessment for early psychiatric side-effects by the Community Assessment of Psychic Experiences [Time Frame: 3 months]

(CAPE) questionnaire on day 1 and after 2 weeks and after 3 months.

Evaluation of muscle strength [Time Frame: 3 months]

using hand dynamometer as estimation for muscle mass on day 1 and after three months.

Estimated Enrollment:     40

Study Start Date:     November 2016

Estimated Study Completion Date:     April 2018

Estimated Primary Completion Date: late December 2017 (Final data collection date for primary outcome measure)

Arms     Assigned Interventions

Experimental: Cannabics 5mg

Patients will be treated initially for 3-4 days with 1x5mg Cannabics capsules per day for gradual adaptation. From the 5th day, patients will be treated 2x5mg capsules per 24 hours for a period of 3 months. However, since some patients may suffer from side effects mainly, dizziness and or anxiety, dosage for these patients will be reduced to 5mg per day.

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary nature of our Product Prospects, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights, including our provisional patents described below.

We plan to continue to seek patent protection in the United States and other countries for our proprietary technologies. To date, our intellectual property portfolio includes three provisional patents, filed with the USPTO, related to our line of activity (pharmaceutical formulations; drug delivery; therapeutic uses of cannabinoids and other cannabis compounds and personalized cannabinoid diagnostics), as well as know-how and trade secrets.

The Company’s patent applications:

1. SYSTEM AND METHOD FOR HIGH THROUGHPUT SCREENING OF CANCER CELLS: NP Patent

2. CANNABINOID COMPOSITIONS, METHODS OF MANUFACTURE AND USE THEREOF: PCT

3. METHOD FOR SENSITIVITY TESTING OF CANNABINOIDS ON PATIENTDERIVED TUMOR BIOPSIES AND CTCS:

Provisional

4. NOVEL SYSTEM AND METHOD FOR MICROBIOME PROFILING AND MODULATION BY MEANS OF CANNABIS ADMINISTRATION: Provisional

We anticipate that we will file additional patent applications in conjunction with our research, testing, and development of our cannabis-based Product Prospects.

Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the scientific and commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities.

Intellectual Property, Specifics.

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

On August 28th, 2017, the Company announced it received a very positive preliminary international patentability report from the PCT authorities regarding its patent application relating to personalized screening of necrotic cancer cells through a High Throughput Screening System (HTS), finding all claims “innovative and inventive”. This PCT report is significant as it secures the Company’s expanding proprietary IP rights.

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

Regulations

Cannabics Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not produce, manufacture or provide any product in any location. We are duly licensed by the Israeli Health Ministry for our research in Israel. Beyond the Israeli Health Ministry (by whom we are licensed), we are not under the aegis of any Federal or State regulatory scheme as we have no manufacturing activity. Any licensee whom we engage must be duly licensed and certified according to all pertinent local government regulations in their jurisdiction.

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

Employees

As of August 31, 2017, the Company had five employees, two of which were our Directors Eyal Ballan and Itamar Borochov, which along with our administrative assistant were given monthly salaries. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.

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

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business. As a result we may have to liquidate our business and investors may lose their investments. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described in this filing, obtain financing and eventually attain profitable operations. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Company.

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

The Company has not yet generated significant revenue and will require additional capital to continue its research and development activities, conduct clinical trials, commercialize its products and otherwise fund its operations. Our ability to secure required financing will depend in part upon investor perception of our ability to create a successful business. Capital market conditions and other factors beyond our control may also play important roles in our ability to raise capital. There can be no assurance that debt or equity financing will be available or sufficient for our requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations and prospects. If we are unable to obtain additional funding as needed, we may be required to reduce the scope of our research and development activities, which could harm our business plan, financial condition and operating results, or we may be required to cease our operations entirely, in which case, our investors will lose all of their investment.

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

We are an early stage biotechnology company. As of August 30, 2017, we had five employees and several key consultants. Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Dr. Eyal Ballan, our Chief Technology Officer and a Director. If we lose the services of Dr. Ballan or any other executive officers or significant employees, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for Dr. Ballan or any other executive officer.

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

As of the date of this filing, we have two full-time employees. As our development and commercialization plans and strategies progress, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on our management, which may not be able to accommodate those added responsibilities. If we fail to effectively manage our future growth, it could delay the execution of our business plan and disrupt our operations.

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

Our disclosure controls and procedures and internal controls over financial reporting were determined not to be effective for the prior fiscal year ended August 31, 2017, and may not be effective in future periods.

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

At August 31, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting arising from inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions, the lack of an audit committee, insufficient documentation of review procedures and insufficient information technology procedures. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as at August 31, 2017.

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

As of the date of this filing, our clinical diagnostics have not yet been validated for commercialization in a CLIA or CAP laboratory, and we have not yet begun the validation process. We may be unable to enter into an agreement with a CLIA or CAP laboratory on favorable terms, or at all. Although we may be able to validate the tests, they might have sensitivity and specificity that is insufficient to bring the product to market. Any delays or incurrence of greater costs than budgeted in validating these tests may have a material adverse effect on our business, results of operations and financial condition.

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

To date, we have devoted our resources towards developing the technology upon which we are building our clinical diagnostics and therapeutic product candidates. Our clinical diagnostic product candidates have yet to be validated and our clinical therapeutic product candidates are currently in a preclinical development phase. As of the date of this filing, only Cannabics SR, our non-pharmaceutical palliative therapy, has been commercialized.

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

The market price of our common stock has been highly volatile. Between September 1, 2016, and August 30, 2017, the sales price of our stock on the OTCQB ranged from a low of $0.04 per share to a high of $7.60 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As at August 31, 2017, Cannabics Inc., a Delaware corporation, owns 82% of our common stock. Our Chief Executive Officer and our Chief Technical Officer, who are both also directors, collectively own 39.35% of Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CNBX". As of November 28th, 2017, the Company’s common stock was held by 69 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW

August 31, 2017	$1.58	$0.7
May 31, 2017	$3.7	$0.86
February 28, 2017	$6.45	$0.5
November 30, 2016	$1.46	$0.03
August 31, 2016	$0.06	$0.04

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On December 5th, 2017, the shareholders' list of our shares of common stock showed 69 registered holders of our shares of common stock and 119,568,840 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On March 31, 2017, the Company issued 222,222 shares to an investor at $.45 per share for a total of $100,000.

On May 8, 2017, the Company issued 3,000,000 shares to an investor at $1.00 per share for a total of $3,000,000. Said investments carry 1,500,000 Warrant rights for one year at a strike price of $2.00 per share.

On July 24, 2017 Pursuant to subscription agreements entered into during the three months ended February 28th 2017, the Company issued 555,555 shares to an investor at $1.00 per share for a total of $555,555.

During the year ended August 31, 2017, the Company issued 1,134,272 shares of its common stock to 11 consultants for services rendered at a fair value of $1,023,425 or an average of $0.902 per share.

On May 10th, 2017, the Company filed a Prospectus (424-B) for 3,000,000 shares to D-Beta One EQ, Ltd., the remainder of the shares listed above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

Results of Operations

Year ended August 31, 2017 compared to the year ended August 31, 2016

Revenues

The revenues for the year ended August 31, 2017 totaled to $5,684 comparing to $112,500 for the year ended August 31, 2016.

The company received $5,684 as IP fees during the year ended August 30, 2017 comparing to $12,500 as IP fees during the year ended August 31, 2016.

In March 2016, we received a $50,000 deposit and in May 2016 received an additional $50,000 deposit from a potential strategic investor as an option agreement towards a final licensing agreement for certain of its technologies. The deposits were forfeited under the terms of the agreement.

Operating and Other Expenses

For the year ended August 31, 2017 our total operating expenses were $1,859,583 compared to $393,177 for the year ended August 31, 2016. The increase is attributable mainly to, general and administrative expenses of $1,101,570, marketing expenses of $286,499, and research and development expenditures of $69,336. The increase in the general and administrative expenses attributed to the company share based compensation in total of 880,790 as for the year ended August 31, 2017.

The net loss for the year ended August 31, 2017 was $1,933,841 compared to $307,181 for the year ended August 31, 2016.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2017, as well as August 31, 2016, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2017 has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2017 compared to the year ended August 31, 2016

As of August 31, 2017, we had $3,367,694 compared to $19,127 as of August 31, 2016. The Company used cash in operations of $863,569 for the year ended August 31, 2017 compared to cash used in operations of $120,103 for the year ended August 31, 2016.

During the year ended August 31, 2017, the Company received $4,414,535 in proceeds from issuance of common stock, compared to $115,933 in the year ended August 31, 2016.

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

We have audited the accompanying consolidated balance sheets of Cannabics Pharmaceuticals Inc. as of August 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabics Pharmaceuticals Inc. as of August 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred an operating loss since inception. Further, as of August 31, 2017, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinstein & Co-

Weinstein & Co-

Jerusalem, Israel

December 7th, 2017

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31 ,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,367,694	$19,127
Prepaid expenses and other receivables	149,684	2,966

Total current assets	3,517,378	22,093

Equipment, net	120,378	1,623

Total assets	$3,637,756	$23,716

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$(386,873)	$(265,325)
Derivative liability	(66,010)	(1,356)
Due to a related party	(246,239)	(224,483)
Total current liabilities	(699,123)	(491,164)

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.
Common stock, $.0001 par value, 900,000,000 shares authorized, 119,544,840 and 107,221,903 shares issued and outstanding at August 31, 2017 and 2016 respectively.	11,954	10,722
Additional paid-in capital	6,446,839	1,108,148
Common stock subscribed	–	–
Accumulated deficit	(3,520,160)	(1,586,319)
Total stockholders' equity (deficit)	2,938,633	(467,449)

Total liabilities and stockholders' equity	$3,637,756	$23,716

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2017	2016

Net revenue	$5,684	$112,500

Cost of revenue	–	–

Gross profit	5,684	112,500

Operating expenses:
Research and development expense	246,943	177,607
Sales and marketing expenses	287,459	960
General and administrative expenses	1,325,180	214,610

Total operating expenses	1,859,583	393,177

Loss from operations	1,853,898	280,677

Other income
Foreign exchange Loss (Gain)	10,916	(1,386)
Financial Loss	69,027	27,890

Loss before income taxes	1,933,841	307,181

Net loss	$1,933,841	$307,181

Net loss per share - basic and diluted:	$0.018	$0.001

Net loss	$1,933,841	$307,181

Weighted average number of shares outstanding - Basic and Diluted	110,380,381	103,258,456

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year ended August 31,
	2017	2016

Cash flows from operating activities:
Net (Loss) Profit	$(1,933,841)	$(307,181)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	7,019	1,577
Interest on loans	345	–
Stock issued for services	1,023,424	19,850
Change in fair value of derivative liability	64,654	(712)
Amortization of discount	–	20,000
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	(146,716)	(2,692)
Accounts payable and accrued liabilities	121,548	149,055
Deferred revenues	–	–
Net cash used in operating activities	(863,567)	(120,103)

Cash flows from investing activities:
Acquisition of equipment	(125,775)	–
Net cash used in investing activities	(125,775)	–

Cash flows from financing activities:
Proceeds from Promissory note.	22,000	20,000
Repayment of loan	(589)	–
Proceeds from sale of common stock	4,414,533	94,000
Costs of raising capital	(98,035)	–
Net cash provided by financing activities	4,337,909	114,000

Net increase (Decrease) in cash	3,348,567	(6,103)

Cash and cash equivalents at beginning of Period	19,127	25,229

Cash and cash equivalents at end of the Period	$3,367,694	$19,126

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended August 31, 2015 and 2016

	Common stock		Additional paid in	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	deficit	(deficit)

Balance, August 31, 2014	100,250,000	$10,025	$767,808	$(737,751)	$40,082

Issuance of shares of common stock for services.	540,000	54	85,846	–	85,900
					–
Issuance of common stock for cash	713,333	71	105,708	–	105,779

Net loss for the year ended August 31, 2015	–	–	–	(541,387)	(541,387)

Balance, August 31, 2015	101,503,333	$10,150	$959,361	$(1,279,138)	$(309,626)

Issuance of shares of common stock	195,238	20	(20)
					–
Issuance of shares of common stock for cash.	3,133,332	313	107,179	–	107,492
					–
Issuance of common stock for services.	1,290,000	129	19,805	–	19,934
					–
Promissory Note conversion to shares	1,100,000	110	21,823	–	21,933
					–
Net loss for the year ended August 31, 2016			–	(307,181)	(307,181)

Balance, August 31, 2016	107,221,903	10,723	1,108,148	(1,586,319)	(467,448)

Issuance of shares of common stock for cash.	11,188,664	1,118	4,413,415	–	4,414,533
					–
Issuance of common stock for services.	1,134,272	113	925,276	–	925,389
					–
Net loss for the year ended August 31, 2017	–	–	–	(1,933,841)	(1,933,841)

Balance, August 31, 2017	119,544,839	11,954	6,446,839	(3,520,160)	2,938,633

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Audited Consolidated Financial Statements

As of August 31, 2017

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,933,841 for the year ended August 31, 2017 and has incurred cumulative losses since inception of $3,520,160. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2017 and 2016, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s U.S. bank accounts.

Equipment, net

Equipment at August 31, 2017 consists of computer equipment, office equipment and cars recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years for computer equipment, 14 years for office equipment and 7 years for cars. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $7,019 and $1,577 for the years ended August 31, 2017 and 2016, respectively.

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

The Company’s revenues are concentrated in a small number of customers. For the year ended August 31, 2017 the revenues were for license fees or forfeited deposits on license agreements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Derivative liabilities fair values were based on level 1. As of August 31, 2017, the company has a level 1 financial instrument Derivative liability valuated at $66,010.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2017, and 2016, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Research and development, net (continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2017.

Note 2 – Summary of Significant Accounting Policies (Continued)

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2017 and 2016.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2017, and 2016, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2017 and 2016.

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

Note 3 – Recent Accounting Pronouncements (continued)

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

Note 4 – Intangible Assets

On July 24, 2014, the Company executed a Collaboration & Exclusivity Agreement with Cannabics, Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company has issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consists of the human Brain Trust in its team of experts, the cumulative result of their years of scientific knowledge in the fields of Molecular Biology, Cancer and Pharmacology research. Additionally, Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective short-term projects of the Company.

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

During the year ended August 31, 2017 and August 31 2016, the Company paid approximately of $144,200 and $38,833, respectively, consulting fees and salary to one of its directors.

Cannabics Inc. (the parent company) balance at August 31, 2017 was $246,240 comparing to August 31, 2016 was $224,483. The advance is due on demand and bears no interest.

Note 6 – Commitments and Contingencies

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

Common Stock

On January 5, 2017, the Company issued 5,055,334 shares to 13 investors at $0.09 per share for a total of $449,573.00. Also on January 5, 2017, the Company issued 1,800,000 shares to 7 individuals who exercised their previous Warrant Rights at $.03 per share for a total of $54,000.00.

On February 1, 2017, the Company issued 555,555 shares to an investor at $.45 per share for a total of $250,000. Said investments carry 555,555 Warrant rights for one year at a strike price of $1.00 per share.

On March 31, 2017, the Company issued 222,222 shares to an investor at $.45 per share for a total of $100,000.

On May 8, 2017, the Company issued 3,000,000 shares to an investor at $1.00 per share for a total of $3,000,000. Said investments carry 1,500,000 Warrant rights for one year at a strike price of $2.00 per share.

On July 24, 2017, pursuant to subscription agreements entered into during the three months ended February 28, 2017, the Company issued 555,555 shares to an investor at $1.00 per share for a total of $555,555.

During the year ended August 31, 2017, the Company issued 1,134,272 shares of its common stock to 11 consultants for services rendered at a fair value of 1,023,425 or an average of $0.902 per share.

Note 8 – Warrants

As part of the Company's private placements and equity sales the Company issued warrants, as follows:

1.	In February 2017, the Company issued 655,000 non-transferable Common Stock warrants to investors as part of their Subscription rights. Each Common Stock warrant can be exercised into one share at an exercise price of $1.00 per warrant, and are exercisable until February 2018. The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.0387
Expected Volatility	16.56%
Risk Free Interest Rate	0.65%
Expected Term (years)	2.0
Expected Dividend Yield	0%

Note 8 – Warrants (continued)

2.	As of August 31, 2017, the Company had outstanding warrants exercisable for 655,000 shares of common stock at exercise prices of $1.00 per share and expiring February, 2018.

The following table presents the warrant activity for the years ended August 31, 2017 and 2016.

	2017		2016
	Weighted Average Exercise		Weighted Average Exercise

	Warrants	Price	Warrants	Price
Warrants outstanding as of September 1	7,974,337	$0.03	1,600,000	$0.20
Issued	2,655,555	$0.34	11,974,333	$0.03
Exercised	(2,955,555)	$0.22	–
Expired	(6,107,666)	$0.03	(5,599,996)	$0.08
Warrants outstanding as of August 31	1,566,671	$0.19	7,974,337	$0.03

Warrants exercisable as of August 31	1,566,671	$0.019	7,974,337	$0.03

3.	As of August 31, 2017, 66,667 warrants are accounted for as a derivative liability with a fair value of $66,010. The intrinsic value of these warrants was $1,356 at August 31, 2016. The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.03
Expected Volatility	91.18%
Risk Free Interest Rate	1.11%
Expected Term (years)	0.46
Expected Dividend Yield	0%

Note 9 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2017 as the Company had cumulative operating losses. For the years ended August 31, 2017 and 2016, the Company incurred net losses for tax purposes of $1,114,659 and $516,588, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2036.

Note 9 – Income Taxes (continued)

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2016 and 2017 is 25%.

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%. There is no impact on the financial statements of the Company as a result of the changes in the Israeli corporate tax rate as the Subsidiary is in a loss position for tax purposes.

As of August 31, 2017, the Subsidiary has an accumulated tax loss carry forward of approximately $935,000 (as of August 31, 2016, approximately $274,000). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2017	2016
United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2017	2016
US Deferred income tax assets:
Net operating loss carry forwards benefit	$878,994	$446,024
Valuation allowance	(878,994)	(446,024)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$235,664	$70,564
Valuation allowance	(235,664)	(70,564)
	$–	$–

	August 31,
	2017	2016
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$1,114,659	$516,588
Valuation allowance	(1,114,659)	(516,588)
Net deferred income tax assets	$–	$–

Note 9 – Income Taxes (continued)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $598,070 and $91,399 for the years ended August 31, 2017 and 2016, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2017 and 2016. At August 31, 2017, the Company has net operating loss carry forwards of approximately $3,520,160 which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2017, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 10 – Subsequent Events

On September 6th, 2017, the Company announced its filing of an extensive provisional patent application with the USPTO on an innovative new “Method for Sensitivity Test of Cannabinoids on Patient-Derived Tumor Biopsies & CTCs” This proprietary technology pertains to a system for assessing the sensitivity of various cannabinoid-based treatment modalities on patient-derived primary tumor biopsies as well as blood Circulating Tumor Cells (CTCs).

On September 25th, 2017, the Company announced its filing of “National Phase Applications” for its proprietary system and method of High Throughput Screening (HTS) of cancer cells. The applications were filed in Europe, China, India, Brazil, Canada and Australia. The proprietary technology patented relates to novel means of personalizing cannabis based treatments of cancer utilizing high throughput screening of biopsies and cell lines treated with pure or crude extracts.

On November 8th, 2017, the Company announced its Patent Application with the USPTO for “Cannabinoid Modulation for the Microbiome”. This pioneering patent is based on profiling and modulating patient-derived microbiota, securing the ongoing proprietary data on the use of cannabinoid products for adjusting the varied microbial populations which live on and in the body, making personalized medicine much more specific.

On November 13th, 2017, Eyal Barad was named as a 3rd Director and COO, as noted in the 8K of that date.

On November 13th, 2017, the Company announced that it had dismissed its previous Auditor and had engaged Weinstein & Co, as disclosed in the 8K of that date.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 11 – General & administrative expenses

	For the year Ended August 31, 2017	For the year Ended August 31, 2016

Legal and professional fees	$310,750	$140,920
Consulting – Stock based compensation	880,790	29,850
Other expenses	133,640	43,840
	$1,325,180	$214,610

Note 12 – Financial expenses

	For the year Ended August 31, 2017	For the year Ended August 31, 2016

Interest and bank charges	$4,373	$7,178
Loss from warrants evaluation	64,654	712
Amortization of discount	–	20,000
Currency exchange differences loss (gain)	10,915	(1,386)
	$79,942	$26,504

Item 12. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 12a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by Cannabics Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Position	Age	Held Position Since
Dr. Eyal Ballan	Director, CTO	42	April 29, 2014
Itamar Borochov	Director, CEO	57	April 29, 2014
Uri Ben-Or	CFO	44	November 05, 2016
Eyal Barad	Director, COO	52	November 13, 2017

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

Itamar Borochov, 57, is a co-founder of Cannabics Inc. and is its CEO. Mr. Borochov is a known environmentalist with experience as an entrepreneur in the fields of organic agricultural and medical botanicals and brings vast expertise in the areas of market intelligence and organizational branding.

Uri Ben-Or, 46 CPA, MBA - CFO, has More than 15 years of experience as CFO of public and private companies in the life science and Medical Device Industry. Uri has significant expertise in public Life Science companies traded on the TASE and serve as the acting CFO of some of In addition Uri has strong finance, operation, and business development background in both startups and public global companies in the US, Europe, and Israel including developing strategic policy and guidance with respect to corporate structure and fundraising.

Eyal Barad, 52, is a co-founder of Cannabics Inc. He was named Director & COO on November 13th, 2017, as noted in the 8K of that date. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University.

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

We have attempted and will continue to attempt to ensure that any transactions between we and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm’s length basis.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2017 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 14. Executive Compensation

We pay a monthly salary to two of our Directors and Counsel. For the current year ending August 31, 2017, the two Directors received a yearly payment of $218,700.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
					(1)	(2)
Itamar Borochov, Director, CEO	2017	$74,500	$–	$–	$–	$74,500
Eyal Ballan, Director, CTO	2017	$144,200	$–	$–	$–	$144,200
Eyal Ballan, Director, CTO	2016	$38,833	$–	$–	$–	$38,833

The following table sets forth, as of November 28, 2017, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	88,289,594	73.84%

*Our 3 Directors Dr. Eyal Ballan, Eyal Barad and Itamar Borochov are also holders of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

*The Directors of the Company hold positions in Cannabics, Inc., the majority holder. The relative positions of Cannabics, Inc. are listed below:

Shareholder	Common Stock	% Issued
Eyal Barad	316	26.22%
Eyal Ballan	213	17.76%
Shay Avraham Sarid	235	19.50%
Itamar Borochov	234	19.51%
Seach Sarid Ltd.	40	3.32%
Ariel Kirtchuk	25	2.07%
J Riger Ltd	116	9.54%
Total	1,205	100.00%

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

No other material related party transactions between the Company and its officers, directors or control persons occurred during the fiscal years ended August 31, 2017 and 2016.

Item 16. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Weinstein & Co for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2017, were $10,000.00.

Audit Related Fees

The Company had previously owed Fruci & Associates II PLLC (our old Auditors predating our current Auditors) a total of $24,772.82, which was settled in full Accord and Satisfaction for $18,000 on July 24th, 2017.

On November 13th, 2017, the Company announced that it had dismissed Weinberg & Baer and had engaged Weinstein & Co, as disclosed in the 8K of that date.

Tax Fees

For the fiscal years ended August 31, 2017 and 2016, the Company paid fees of $1,000 for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2017 and 2016, the Company did not pay any other fees.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Weinstein & Co- is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

Item 17. Exhibits

Exhibit 3.1	Amended Articles of Incorporation, Cannabics Pharmaceuticals Inc., Incorporated by reference.

Exhibit 3.2	Bylaws of Cannabics Pharmaceuticals, Incorporated by reference.

Exhibit 3.3	Subsidiary – G.R.I.N. Ultra Ltd – Board Resolution Authorizing Creation, Incorporated by reference.

Exhibit 3.4	Subsidiary – G.R.I.N. Ultra Ltd – Official Companies Listing (Israel) Incorporated by reference.

Exhibit 3.5	Material Contract – Collaboration & Exclusivity Agreement with Cannabics, Inc., incorporated by reference from Form 8K filed July 25th, 2014.

Exhibit 3.6	Intellectual Property & Subsidiary Assignment of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.7	Assignment & Assumption of Debt & Liabilities Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.8	Debt Cancellation Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.9	IP Licensing Agreement with The CIMA Group LLC, December 17th, 2015.

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2017	By:	/s/ Itamar Borochov
Itamar Borochov, Director Chief Executive Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

