Form 10-Q
period 2017-11-30
Cannabics Pharmaceuticals Inc.
filed 2018-01-16
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of January 14th, 2018, the registrant had 119,564,840 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,888,250	$3,367,694
Prepaid expenses and other receivables	53,725	149,684
Total current assets	2,941,975	3,517,378

Equipment, net	119,708	120,378

Total assets	$3,061,683	$3,637,756

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$349,451	$386,874
Derivative liability	66,005	66,010
Due to a related party	224,298	246,239
Total current liabilities	639,754	699,123

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 119,564,840 and 119,544,840 shares issued and outstanding at November 30, 2017 and August 31, 2017 respectively	11,956	11,954
Additional paid-in capital	6,467,637	6,446,839
Accumulated deficit	(4,057,664)	(3,520,160)
Total stockholders' equity (deficit)	2,421,929	2,938,633

Total liabilities and stockholders' equity	$3,061,683	$3,637,756

  See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three months Ended
	November 30,	November 30,
	2017	2016
Net revenue	$1,758	$–

Gross profit	1,758	–

Operating expenses:
Research and development expense	212,308	22,133
Sales and marketing expenses	137,033	–
General and administrative expenses	189,368	80,743

Total operating expenses	538,709	102,876

Loss from operations	(536,951)	(102,876)

Other income
Financial Loss	(553)	(44,138)

Net loss	$(537,504)	$(147,014)

Net loss per share - basic and diluted:	$(0.004)	$(0.001)

Weighted average number of shares outstanding - Basic and Diluted	119,564,840	108,385,480

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

	For the Three months Ended
	November 30,	November 30,
	2017	2016
Cash flows from operating activities:
Net (Loss) Profit	$(537,504)	$(147,014)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	5,140	269
Interest on loans	59	51
Stock to be issued for services	–	–
Stock issued for services	20,800	–
Change in fair value of derivative liability	(5)	39,326
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	95,959	(487)
Accounts payable and accrued liabilities	(37,423)	(39,101)
Net cash used in operating activities	(452,974)	(146,956)

Cash flows from investing activities:
Acquisition of equipment	(4,470)	–
Net cash used in investing activities	(4,470)	–

Cash flows from financing activities:
Proceeds from Promissory note.	–	22,000
Repayment of loan	(22,000)	–
Proceeds from sale of common stock	–	383,980
Net cash (used in) provided by financing activities	(22,000)	405,980

Net increase (Decrease) in cash	(479,444)	259,024
Cash and cash equivalents at beginning of Period	3,367,694	19,127
Cash and cash equivalents at end of the Period	$2,888,250	$278,151

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1– Nature of Business, Presentation and Going Concern

Organization

Cannabics Pharmaceuticals Inc. (the "Company"), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp. On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc., at which time its course of business became pharmaceutical development.

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

These unaudited financial statements should be read in conjunction with our August 31, 2017 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N. Ultra Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $537,504 for the three months ended November 30, 2017, and has incurred cumulative losses since inception of $4,057,664. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Use of Estimates

The preparation of the interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of its operations and its cash flows for the periods ended September 30, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $212,308 and $22,133 for the three months ended November 30, 2017 and 2016, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the three months ending November 30, 2017, the Company paid $125,000 in salaries to 2 directors.

Comparing to $31,400 in the three months ending November 30, 2016.

The Company had a balance outstanding at November 30, 2017 of $224,298 comparing to $246,239 in November 30, 2016, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Common Stock

On September 1st, 2017, the Company issued 20,000 shares of its common stock to a consultant for services.

The fair value was determined based on the current market price per share on the date of issuance at a price of $1.04.

Note 4 – Commitments and Contingencies

Effective January 4th, 2017, the Company entered into a six-month operating lease for its research and development activities in Tel Aviv, Israel, with a six months extension option, on May 22nd, 2017. The Company exercised the lease option for an additional six months.

Effective July 7th, 2017, the Company entered into a six-month operating lease for its research and development activities in Tel Aviv, Israel. with a six months extension option.

Effective January 9th, 2018, the Company entered into a 24-month operating lease for its lab activities in Rehovot, Israel, with a 24 months extension option.

.

Note 5 – Subsequent Events

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

On November 13th, 2017, Eyal Barad was named as a 3rd Director and COO, as noted in the 8-K of that date.

On November 13th, 2017, the Company announced that it had dismissed its previous Auditor and had engaged Weinstein & Co, as disclosed in the 8-K of that date.

On December 19th, 2017, the Company issued 37,500 shares of its common stock to a consultant for services.

On December 14th, 2017, GRIN Ultra Ltd., the R&D subsidiary of Cannabics Pharmaceuticals Inc., (“the Company”) executed a Sales, Support & Maintenance Agreement with Rhenium Equipment for Research Labs Ltd., a premier Israeli Research & Diagnostic equipment supplier for acquisition of custom designed and fully automated CTC (Circulating Tumor Cells) and HTS (High Through Output Screening) machines, including a service agreement for the next two years to service said equipment. The total cost of said agreement was $747,689.00, which was paid in full to Rhenium.

On January 3rd, 2018, D-Beta One EQ, Ltd executed 500,000 option rights pursuant to the Subscription Agreement between the Companies of May 8th, 2017. Under the terms of the Agreement, D-Beta One EQ, Ltd. was granted 1,500,000 Warrants for $2.00 per share, which is exercisable until May 7th, 2018. D-Beta One EQ, Ltd. exercised their option for 500,000 common shares at $2,00. Per share for a net investment of $1,000,000.00.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

On July 31, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations. This patent is the basis for the company’s “CANNABICS SR” technology, which consists of the IP for standardized and long acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously this Patent was filed with the PCT division of the Israeli Patent Office (ILPO) in order to provide International IP protection. On February 24, 2016 Cannabics pharmaceuticals filed a new and comprehensive patent application for the company’s slow release capsules

On August 25, 2014, Cannabics Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd.”, dedicated to the advanced research and development in the company’s research laboratory in Caesarea, Israel.

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

On November 13th, 2017, Eyal Barad was named as a 3rd Director and COO, as noted in the 8-K of that date.

On November 13th, 2017, the Company announced that it had dismissed its previous Auditor and had engaged Weinstein & Co, as disclosed in the 8K of that date.

On December 19th, 2017, the Company issued 37,500 shares of its common stock to a consultant for services.

On December 14th, 2017, GRIN Ultra Ltd., the R&D subsidiary of Cannabics Pharmaceuticals Inc., (“the Company”) executed a Sales, Support & Maintenance Agreement with Rhenium Equipment for Research Labs Ltd., a premier Israeli Research & Diagnostic equipment supplier for acquisition of custom designed and fully automated CTC (Circulating Tumor Cells) and HTS (High Through Output Screening) machines, including a service agreement for the next two years to service said equipment. The total cost of said agreement was $747,689.00, which was paid in full to Rhenium.

On January 3rd, 2018, D-Beta One EQ, Ltd executed 500,000 option rights pursuant to the Subscription Agreement between the Companies of May 8th, 2017. Under the terms of the Agreement, D-Beta One EQ, Ltd. was granted 1,500,000 Warrants for $2.00 per share, which is exercisable until May 7th, 2018. D-Beta One EQ, Ltd. exercised their option for 500,000 common shares at $2,00. Per share for a net investment of $1,000,000.00.

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

The Cannabis Cancer Market

According to a January, 2017, report by Grand View Research, Inc. titled “Medical Marijuana Market Analysis by Application and Segment Forecasts”, the global medical marijuana market size in 2015 was valued at $11.4 billion and the projected annual growth rate of 17 percent through 2025. According to this study cancer is the most rapidly increasing segment with cannabis application and has an annual growth of 18 percent expectancy through 2025. Contributing to this factor is the increasing number of states, districts, and territories in the US that are enacting laws to legalize medical marijuana which is supporting the patients demand for cancer treatment. The report indicated that marijuana has indicated cancer cell destroying capabilities. In the meantime, there is limited recorded success in the actual usage of cannabis in the treatment of cancer. The American Cancer Society has yet to take an official position on the use of cannabis for medical treatment although they readily acknowledge its efficiency in dealing with nausea and vomiting as side effects from chemotherapy. Cannabis is yet to be approved by the Federal Drug Administration (FDA) in the US for treatment of cancer which is what is obviously holding back the growth of this segment.

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

Company’s Perspective

Cannabics is a pioneer in the constellation of Cannabis Cancer and Diagnostics. Personalization of cannabinoid based treatments is the main scope of the company, addressing the rapidly growing unmet need of cancer patients who are prescribed with cannabis. The multifactorial benefits of cannabis create an arising need that may unravel a new attitude to cancer treatment and prevention. The palliative aspects of cannabis such as reducing pain and nausea, propel the market to create OTC and pharma grade cannabis products to cancer patients. With minor side effects and no toxicity, the only barrier to millions of cancer patients is worldwide regulation. Our vision is to harness the anti-tumor properties of cannabinoids administrated first as palliative treatment and tuned with a growing database to possibly serve as anti-cancer medicine itself. Creating the constellation of CTC HTS Genomic data ahead of any other competitor puts Cannabics in the forefront of treating cancer with cannabis and may serve a large portion of the cross-section of two markets – cannabis and cancer diagnostics. The still confining regulation creates an advantage for Cannabis which is licensed to do such research and clinical studies by the Israeli government.

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

The Science

Cancer and Cannabinoids:

Natural products have served as vital resources for cancer therapy (e.g.,Vinca alkaloids, paclitaxel, etc., which are used as conventional chemotherapeutic agents ) and are also sources for novel drugs. Natural products from plants therefore represent an excellent resource for targeted therapies, as phytochemicals and herbal mixtures act multi-specifically, i.e. they attack multiple targets at the same time. Furthermore, the problem of drug resistance may be approached by integrating phytochemicals and phyto-therapy into academic western medicine through derivation and integration of data and as adjunct to conventional treatments. The integration of phytochemicals and phyto-therapy into cancer medicine represents a valuable asset to chemically synthesized chemicals and therapeutic antibodies. Cannabinoids are very good candidates for this approach. Cannabinoids are a class of over 60 compounds derived from the plant cannabis sativa, as well as the synthetic or endogenous versions of these compounds. Cannabinoids show specific cytotoxicity against tumor cells, while protecting healthy tissue from apoptosis. These effects are exerted through cannabinoid receptors CB1 and CB2 in mammals and through non-receptor signaling pathways. Recent studies suggest that cannabinoids contribute to maintaining balance in cell proliferation and that targeting the endo-cannabinoid system can affect growth of several different types of cancer, including gliomas, breast, colon, prostate, and hepatocellular carcinoma.

These dual anti-proliferative and pro-apoptotic effects of cannabinoids and associated signaling pathways have been investigated on a large panel of cancer cell lines. Cannabinoids also display potent anticancer activity against tumor xenografts, including tumors that express high resistance to standard chemotherapeutics. Several other studies have investigated the possible synergistic effects of cannabinoids with standard oncology therapies, and are based on the pre-clinically confirmed concept of "cannabinoid sensitizers.” Cannabinoids have shown to enhance the efficacy of classical cytotoxic drugs at least in glioblastoma. However, additional studies are required to analyze the efficacy of these drug combinations in other cancer types as well as to identify additional cannabinoid-based drug combinations that could be useful for the treatment of cancer.

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

Furthermore, Additional basic research will help lead to the development of cannabinoid-based therapies for the treatment of aggressive cancers and will also bring us closer to understanding the novel CB1- and CB2-independent component of the cannabinoid system that controls cancer progression.

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

(3) Cannabinoids could represent an efficacious therapy in COX-2-expressing tumors that have become resistant to induction of apoptosis: acting as COX-2-substrates with no effect on the protective properties of COX-2-derived products, they could offer some advantage with respect to the NSAID in order to enhance the sensibility to conventional anticancer therapies

Personalized medicine:

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

Drug Resistance:

Furthermore, a major issue in the treatment of patients suffering from cancer is the development of resistance to therapies. This ability of cancer to adapt to pharmacological pressures stems from the tumor heterogeneity. Tumor heterogeneity is the co-existence of cellular populations bearing different genetic or epigenetic alterations within the same lesion, or in different lesions of the same patient. Tumor evolution depicts changes in tumor heterogeneity along the temporal axis and describes the dynamics by which, under environmental pressure, sub-populations of cancer cells bearing selective advantages emerge instead of the others. This process appears to be particularly marked when cancer undergoes sudden selective pressures imposed by medical treatment

A major issue with targeted treatment therefore, is also early identification of patients with primary or secondary drug resistance.

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

Our Research and Development

To address these problems and improve clinical outcomes we focus on the development of diagnostics that monitor cancer progression and cannabinoid-cancer sensitivity tests to tailor treatment of cancer with cannabinoid medicine. Utilizing novel High-Throughput Screening (HTS) methods to perform studies on cancer cell lines and on circulating tumor cells (CTC) derived from cannabis medicated patients.

We aim to treat a wide scope of cancers both as the main treatment and as a conjugate to conventional chemotherapy. We believe a significant need remains for novel oral and natural drugs for patients who do not respond to existing therapies or for whom these therapies bear undesirable side effects. We explore several formulations containing active compounds from the cannabis plant, including the psychoactive cannabinoid -THC and non-psychoactive cannabinoids - CBD, CBDA, THCA, THVC, CBN, CBG, CBGA and CBC. We recognize the potential therapeutic applications of the synergistic effects of these active compounds thus building the methodology and procedures that deciphers specific ratios of active compounds in regard to their antitumor activity. Following successful research and development, we intend to license cannabinoid-based products and treatments that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies.

HTS on cancer cell lines.

We have standardized the procedure of high through output screening (HTS) for the detection of correlations between cannabinoid ratios, dosages and anti-tumor activity using a growing library of human cancer cell lines and creating an enlarged variety of Cannabis-based compounds. We examine the biological activity of these compounds on tumor cell lines of distinct tissue lineage and creating a highly valuable therapeutic data. We Screen of the most potent cannabinoid/natural extracts with/without the conjunction of standard chemotherapy.

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

A full cancer genome and transcriptome is present in each individual CTC therefore these cells represent an interesting source of tumor information where mutations and gene fusions can be found. Many studies have used enumeration of CTCs to predict recurrence or used cancer-derived biomarkers to follow therapy resistance.

CTC Testing and Cannabinoids

We are currently in a process of commercializing a diagnostic test which is based on liquid biopsies of patients suffering from epithelial cancers.

Two tests are available and complement each other:

1. Cell count - The test uses CTC technology that marks and counts cancer cells from the blood sample

2. cannabinoid sensitivity test. – The test counts number of live and dead cancer cells after been exposed to cannabinoid compounds such as THC or CBD and combinations

The results enable doctors to make better informed decisions by providing personalized patient data as supporting evidence to available medical treatments.

Personal effectiveness - checking the efficacy of dozens of cannabinoid compounds againstthe patient’s own tumor cells.

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

Furthermore, although cannabis extracts are purely natural and could be administered to patients with no regulatory procedures currently, there is no conclusive evidence to support patient claims for starting on cannabinoid monotherapy (or combined therapy) for anticancer benefit even when all other avenues for therapy have failed.

There is still a long felt unmet need to provide a system and method for selecting appropriate cannabis based therapy grounded in evidence based medicine.

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

Clinical Study

Our clinical study is led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for melanoma and sarcoma patients. The main purpose in the treatment of patients with advanced cancer and CACS is to prolong life and to improve quality of life (QoL) as far as possible. QoL in patients with CACS is directly related to loss of appetite and loss of weight.

The science:

Cachexia

Cachexia originates from Greek and Latin roots: Kakos- (bad) and -hexis (condition or appearance). It is associated with several chronic diseases and, generally, involves a dual mechanism of general muscle wasting, malnutrition, and anorexia. Cachexia is primarily caused by cytokines released from inflammatory cells. In 2011, an international panel defined cachexia as a “multifactorial syndrome characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment”.

Cachexia may be masked by excess weight, obesity, edema or tumor mass. Muscle wasting or sarcopenia occurs as a key feature of cachexia. In cachexia, muscle wasting is primarily caused by inflammation, in contrast to sarcopenia where muscle wasting is related to age and immobility. Additional parameters utilized to diagnose cachexia include food intake, CRP, and albumin levels.

Anorexia and Cachexia

Anorexia is a subjective term describing the reduction or loss of appetite. Although it is commonly known that patients suffering from cancer and cancer treatments experience loss of appetite, the exact prevalence of anorexia is unknown. In one study (n=351) on advanced cancer patients, more than half the patients experienced anorexia.

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

The study

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

Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities.

Results of Operations

For the Three Months Ended November 30, 2017 and 2016

Revenues

We had received $1,758 from licensing agreements as royalties during the three months ended November 30, 2017 compared to non for the three months ended November 30, 2016.

Operating Expenses

For the three months ended November 30, 2017 our total operating expenses were $538,709 compared to $102,876 for the three months ended November 30, 2016 resulting in an increase of $435,833. The increase is attributable to increase of $190,175 in research and Development expenses and a total increase of $245,658 in General administration, and Sales and marketing expenses.

We incurred a financial expense of $533 for the three months ended November 30, 2017, compared to financial expense of $44,138 for the three months ended November 30, 2016. The decrease in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $537,504 for the three months ended November 30, 2017 compared to $147,014 for the three months ended November 30, 2016.

Liquidity and Capital Resources

Overview

As of November 30, 2017, the Company had $2,888,250 in cash compared to $3,367,694 on August 31, 2017. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the three Months Ended November 30, 2017 compared to the three Months ended November 30, 2016

We used cash in operations of $452,974 for the three months ended November 30, 2017 compared to cash used in operations of $146,956 for the three months ended November 30, 2016. The negative cash flow from operating activities for the three months ended November 30, 2017 is primarily attributable to the Company's net loss from operations of $537,504, offset by depreciation of $5,140, stock issued for services of $20,800; and decrease in accounts payables and accrued liabilities of $37,423, decrease of $95,959 in account receivables and prepaid expenses and an decrease in fair value of derivative liability of $5.

We used $4,470 cash in investing activities during the three months ended November 30, 2017, compared to $zero cash in investment activities for the three months ended November 30, 2016.

We repaid $22,000 Promissory note to our Mother company during for the three months ended November 30, 2017, compared to $22,000 cash generated from the issuance of a promissory note during the comparable period in 2016.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2017 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2017, included in our Annual Report on Form 10-K as filed on December 8, 2017, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

At November 30, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting arising from inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions, the lack of an audit committee, insufficient documentation of review procedures and insufficient information technology procedures. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as at August 31, 2017.

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

Our business is, and will be, subject to wide-ranging laws and regulations of Israel, the United States (federal and state), the European Community and other governments in each of the countries where we may further develop our products. We must comply with all regulatory requirements if we expect to be successful.

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

We are a a bio-technology cancer research company, and as Cannabis remains illegal under US federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

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

We are engaged in the business developing and commercializing cannabinoid-based diagnostics for the detection and treatment of cancer. Our ability to commercialize our diagnostic candidates in the United States is dependent upon the continued progress of legislative authorization of cannabis at the state level for medical purposes and, in certain states, based on the specifics of the legislation passed in that state, as well as Federal acquiescence. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured. The legislative process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposals, there must be political will in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of cannabis for medical purposes, which would limit the market for our products and negatively impact our business and revenues.

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

The clinical laboratory testing industry is highly regulated, and failure to comply with applicable regulatory, supervisory or licensing requirements may adversely affect our business, financial condition and results of operations. In particular, the laws and regulations governing the marketing and research of clinical diagnostic testing are extremely complex and in many instances, there are no clear regulatory or judicial interpretations of these laws and regulations, which increase the risk that we may be found to be in violation of these laws.

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

Our oral supplements are subject to government regulation, both in the United States and internationally, which could increase our costs significantly and limit or prevent the sale of our dietary supplements.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of any Pharmaceuticals product that we may develop and commercialize is subject to regulation by numerous national and local governmental agencies in the United States and other countries, including the FDA and Federal Trade Commission in the United States, and the Ministry of Health in Israel. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate dietary supplements. A U.S. state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. In markets outside the United States, we will likely be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

The market price of our common stock has been highly volatile. Between September 1, 2016, and January 14, 2018, the sales price of our stock on the OTCQB ranged from a low of $0.02 per share to a high of $7.60 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of January 18th, 2018, Cannabics Inc., a Delaware corporation, owns 74% of our common stock. Our Chief Executive Officer, Chief Operating Officer and our Chief Technical Officer, who are also directors, collectively own 39.35% of Cannabics Inc., and therefore have substantial influence over it. Accordingly, Cannabics Pharmaceuticals Inc., (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Date: January 16, 2018	By:	/s/ Itamar Borochov
Itamar Borochov, Director
Chief Executive Officer

	By:	/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director
Chief Technical Officer

	By:	/s/ Uri Ben Or
Uri Ben Or,
Chief Financial Officer

