Form 10-Q
period 2018-02-28
Cannabics Pharmaceuticals Inc.
filed 2018-04-05
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of April 4th, 2018, the registrant had 120,485,672 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31 ,
	2018	2017
	( Unaudited )	( Audited )
ASSETS
Current assets:
Cash and cash equivalents	$2,864,251	$3,367,694
Prepaid expenses and other receivables	113,554	149,684

Total current assets	2,977,805	3,517,378

Equipment, net	744,959	120,378

Total assets	$3,722,764	$3,637,756

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$250,862	$386,873
Derivative liability	–	66,010
Due to a related party	223,894	246,239
Total current liabilities	474,756	699,123

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 120,485,672 and 119,544,840 shares issued and outstanding at February 28, 2018 and August 31, 2017 respectively	12,049	11,954
Additional paid-in capital	8,928,691	6,446,839
Accumulated deficit	(5,692,732)	(3,520,160)
Total stockholders' equity ( deficit )	3,248,008	2,938,633

Total liabilities and stockholders' equity	$3,722,764	$3,637,756

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Net revenue	$1,931	$1,243	$3,689	$1,243

Cost of revenue	–	–	–	–

Gross profit	1,931	1,243	3,689	1,243

Operating expenses:
Research and development expense	105,243	46,531	317,551	68,663
Sales and marketing expenses	139,061	4,689	276,094	4,689
General and administrative expenses	1,459,073	142,568	1,648,441	223,311

Total operating expenses	1,703,377	193,788	2,242,086	296,663

Loss from operations	(1,701,447)	(192,545)	(2,238,398)	(295,420)

Other income
Financial Income (Loss)	66,379	(245,755)	65,826	(289,894)

Loss before income taxes	(1,635,068)	(438,300)	(2,172,572)	(585,314)

Provision for income taxes	–	–	–	–

Net loss	$(1,635,068)	$(438,300)	$(2,172,572)	$(585,314)

Net loss per share - basic and diluted:	$(0.014)	$(0.001)	$(0.018)	$(0.01)

Net loss	$(1,635,068)	$(438,300)	$(2,172,572)	$(585,314)

Weighted average number of shares outstanding - Basic and Diluted	120,187,615	114,365,407	119,874,507	114,405,333

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

	For the Six months Ended
	February 28,	February 28,
	2018	2017
Cash flows from operating activities:
Net (Loss) Profit	$(2,172,572)	$(585,313)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	19,292	766
Interest on loans	(402)	–
Stock to be issued for services	–	–
Due to related party	–	(589)
Stock issued for services	1,432,003	32,416
Change in fair value of derivative liability	(66,010)	282,659
Amortization of discount	–	–
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	36,130	(18,873)
Accounts payable and accrued liabilities	(136,012)	(25,723)
Net cash used in operating activities	(887,571)	(314,657)

Cash flows from investing activities:
Acquisition of equipment	(643,872)	(1,733)
Net cash used in investing activities	(643,872)	(1,733)

Cash flows from financing activities:
Proceeds from Promissory note.	–	22,000
Repayment of loan	(22,000)	–
Proceeds from sale of common stock	1,050,000	842,480
Net cash provided by financing activities	1,028,000	864,480

Net increase ( Decrease ) in cash	(503,443)	548,090
Cash and cash equivalents at beginning of Period	3,367,694	19,127
Cash and cash equivalents at end of the Period	$2,864,251	$567,217

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

On July 31, 2014, Cannabics Pharmaceuticals Inc. filed its exclusive Patent Application with the US Patent & Trademark Office (USPTO), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long acting lipid based formulations

On August 25, 2014, the Company organized G.R.I.N. Ultra Ltd. (“GRIN”), an Israeli corporation, as a wholly-owned subsidiary. GRIN provides research and development activities in Israel.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,172,572 for the six months ended February 28, 2018, and has incurred cumulative losses since inception of $5,692,732. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $317,551 and $68,663 for the six months ended February 28, 2018 and 2017, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the six months ending February 28, 2018, the Company paid $236,560 in salaries to 3 directors. Comparing to $31,400 in the six months ending February 28, 2017.

The Company had a balance outstanding at February 28, 2018 of $223,894 comparing to $246,239 in February 28, 2017, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Common Stock

During the last Quarter, the Company issued 590,832 shares to six consultants for services rendered.

Note 4 – Commitments and Contingencies

The Company has a two-year lease in effect for its offices in Tel Aviv.

Note 5 – Subsequent Events

On March 1st, the Company issued 50,000 shares to a Consultant for his services to the Company.

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

On December 18, 2014, Cannabics Pharmaceuticals Inc. executed a letter of engagement with Mountain High Products in Colorado, for the manufacturing and distribution of Cannabics SR technology in the Colorado market

On January 29, 2015, the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel.

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

Plan of Operation

Cannabics Pharmaceuticals Inc. (CNBX) is a United States-based public company that is developing cannabinoid diagnostic tests for the personalized treatment of cancer. Cannabics is developing a test that Fallows practitioners to precisely tailor medical cannabinoid-based therapies to an individual patient’s profile and cancer. Cannabics’ approach can also be used to develop cannabinoid-based therapies as preventive or primary cancer treatments –not just palliative, as is currently utilized. By developing tools to assess effectiveness on a personalized basis, Cannabics is helping to move medical cannabinoids into the mainstream of cancer therapies. The company’s R&D is based in Israel, where it is licensed to conduct scientific and clinical research on harnessing the therapeutic properties of cannabinoid formulations.

Bringing Cannabinoid Diagnostics to Personalized cancer care.

Medical cannabis is a safe, natural treatment to ease cancer symptoms and the side effects of treatment. But the open secret about its use for cancer is that medical practitioners are prescribing blindly. Doctors rarely know the right dose for an individual patient; they do not know the most effective combinations and ratios of cannabinoid compounds, the best form to administer it in or what side effects an individual patient is likely to experience. 9 out of 10 doctors say they feel unprepared to prescribe medical marijuana. Using bioinformatic tools, high throughput screening technologies and diagnostic markers, Cannabics Pharmaceuticals is developing a novel platform that allows practitioners to precisely tailor medical cannabinoid-based therapies to an individual patient’s profile and cancer. Cannabics’ approach can also be used to promote the development of cannabinoid-based therapies as a preventive or primary cancer treatment –not just palliative, the way it’s being used now. A growing body of data has revealed that cannabinoids have cancer-fighting properties, but more research and clinical validation is needed to develop effective treatment regimens. Cannabinoid-based therapies are an underutilized treatment in the fight against cancer. By developing tools to assess effectiveness on a personalized basis, Cannabics is helping to move medical cannabinoids into the mainstream of cancer treatments.

The Market

Cancer is one of the leading causes of morbidity and mortality worldwide, with approximately 14 million new cases in 2012. The number of new cases is expected to rise by about 70 percent over the next two decades, due primarily to the aging of the world’s population, as the incidence of cancer rises dramatically with age. Cancer is the second leading cause of death globally and was responsible for 8.8 million deaths in 2015; globally, it is responsible for nearly one in six deaths. Though progress has been made in the treatment of cancer, its prevalence, increasing incidence and cost make it imperative that medicine employ every tool at its disposal. There is a significant toll on quality of life with harsh treatments like chemotherapy and radiation, and alternatives need to be developed to maximum advantage.

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

The growth in the number of cancer patients and increasing interest amongst physicians and researchers regarding the use of medical marijuana in cancer treatment are indicators that will lead to increased interest and applications in the medical cannabis market over the next decade. Cannabics Pharmaceuticals hopes to take advantage of these developments and trends to capitalize on our technology to bring forth cutting edge solutions for both research, diagnosis and drug efficacy data that will provide additional insight into personalized health care.

The Cancer Diagnosis Market

According to Grand View Research, Inc., the global cancer diagnostics market size was valued at $124 billion in 2016 and is expected to grow at an annual rate of over 7%. This market is expected to reach $232.7 billion by 2025 according to Orbis Research.

The growth in cancer cases, growing demand for effective diagnostic tools that develop from rising awareness, government support and technological developments are driving the demand for this increase worldwide.

Cancer is one of the leading causes of deaths worldwide which leads to efforts to develop accurate diagnostic tools and effective treatment solutions. Early monitoring and pre-detection have become the focus as this leads to improved success rate in treatment. This leads to public awareness and healthcare support programs that promote routine check-ups which enable diagnosing the disease before first symptoms may appear.

According to BCC Research, the global market for circulating tumor cell (CTC) technology reached nearly $2.8 billion in 2012 and $3.7 billion in 2013. This market is estimated to reach nearly $8.9 billion by 2018, demonstrating a compound annual growth rate (CAGR) of 18.9% for the five-year period, 2013 to 2018.

The major factors that affect the growth in this industry are increased advancements in biomedical imaging and bioengineering technology. Genomics development of methods that enhance detection, enumeration and analysis of CTC in patient samples will lead the estimated growth in the industry through to 2022.

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

Research and Development

The goal of Cannabics Pharmaceuticals is to add Cannabinoids to the roster of widely accepted therapies in contemporary oncology.

Therapeutic Potential of Cannabinoids for CACS

Cannabis has long been suggested to stimulate appetite, decrease nausea and vomiting, and improve quality of life in cancer patients. Studies on the efficacy of cannabis for improving CACS and S-NIS have had mixed results. After trials showing improvement in weight gain among AIDS patients, cannabinoids were tested on cancer patients as well. In a controlled, random study comparing dronabinol to a placebo among cancer patients, dronabinol was associated with increased appetite in 38% vs. 8% for placebo, and decreased nausea in 20% vs. 7%, using acceptable measurement scales. Of the dronabinol patients, 22% gained ≥2 kg, compared with 10.5% of placebo recipients, but this datum did not reach significance, perhaps due to the advanced stage of cancer and the high mortality in both placebo and experimental group.

Another randomized study compared dronabinol to megestrol acetate or both treatments together. The research included 469 advanced cancer patients who had been suffering from a substantial appetite loss. A greater percentage of megestrol acetate-treated patients reported appetite improvement compared with dronabinol-treated patients, 75% vs. 49% (p=0.0001). Combination treatment resulted in no significant differences compared with megestrol acetate alone. Another study, which included 243 patients, compared the administration of a combination of tetrahydrocannabinol and cannabinol to tetrahydrocannabinol alone, compared to placebo. It should be noted that cannabinoid dosages in the study were low, even in comparison to other studies. No significant differences between the groups were seen regarding improvement in appetite or weight-gain. In these two studies, no substantial side effects of cannabis products were found compared to the other arms. This may be related to the dosages of the drugs given.

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

Clinical Study

Cannabics Capsules as Treatment to Improve Cancer Related Cachexia and Anorexia Syndrome in Advanced Cancer Patients- Pilot Study

Cannabics has undertaken a Clinical Study at the Rambam Hospital in Israel. Our clinical study is led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for Melanoma and Sarcoma patients. The main purpose in the treatment of patients with advanced cancer and CACS is to prolong life and to improve quality of life (QoL) as far as possible. QoL in patients with CACS is directly related to loss of appetite and loss of weight.

Study Type: Interventional

Study Design: Intervention Model: Single Group Assignment

Masking: None (Open Label)

Primary Purpose: Treatment

Primary Outcome Measures:

weight gain of ≥10% from baseline weight [Time Frame: 3 months] assessed by weighing the patient every two weeks in the first month, every month in the coming two months, and every six weeks in the next three months.

Secondary Outcome Measures:

Improvement in appetite [Time Frame: 3 months]

measured by [include analysis, scale, questionnaire, etc.]

Nutritional intake [Time Frame: 3 months]

evaluation on the first week and after three months, based on daily caloric calculation of three-day food diary.

Reduction in TNF-alpha [Time Frame: 3 months]

level assessed by CBC, biochemistry blood test, TNF-alpha level on day 1, and after three months

Correlation between THC levels and primary outcome, [Time Frame: 3 months]

assessment by Urine THC- levels one day 1, 2 weeks, 3 months.

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

Final Enrolment: 24

Study Start Date: November 2016

Estimated Study Completion Date: 1st of May 2018

Arms Assigned Interventions

Experimental: Cannabics 5mg

Patients were initially treated for 3-4 days with 1x5mg Cannabics capsules per day for gradual adaptation. From the 5th day, patients were be treated 2x5mg capsules per 24 hours for a period of 3 months. Some patients complained of side effects mainly, dizziness and or anxiety; dosage for these patients were reduced to 5mg per day.

Cannabinoid-Cancer Diagnostics

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

For example, to date there has only been one clinical trial looking at the anti-tumor activity of cannabinoids on terminal human patients harboring actively growing recurrent gliomas.

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

Cannabinoids could provide likely advantages compared to other current anti-tumor therapies:

(1) Cannabinoids selectively affect tumor cells more than their non-transformed counterparts that might even be protected from cell death;

(2) Selective inhibitors of endocannabinoid degradation would be effective in those tissues where endo-cannabinoid levels are pathologically altered, without any significant psychotropic or immunosuppressive activity;

(3) Cannabinoids could represent an efficacious therapy in COX-2-expressing tumors that have become resistant to induction of apoptosis: acting as COX-2-substrates with no effect on the protective properties of COX-2-derived products, they could offer some advantage with respect to the NSAID in order to enhance the sensibility to conventional anticancer therapies

Personalized Medicine

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

Drug Resistance

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

The Technology

High Throughput Screening

We have standardized the procedure of High Through Output Screening (HTS) for the detection of correlations between cannabinoid ratios, dosages and anti-tumor activity using a growing library of human cancer cell lines and creating an enlarged variety of Cannabis-based compounds. We examine the biological activity of these compounds on tumor cell lines of distinct tissue lineage and are creating highly valuable therapeutic data. We then screen of the most potent cannabinoid/natural extracts with/without the conjunction of standard chemotherapy.

CTC – a simple blood test for Personalization of Cannabinoid Treatments

There are more than 200 types of cancer. The diversity of cancer types, along with individual variations in the disease, has resulted in an increased call for personalized diagnostics and therapies to replace a one-size-fits-all approach. Cannabics Pharmaceuticals is focused on developing diagnostic tests that offer medical professionals a personalized patient profile that empowers them to most effectively harness the therapeutic properties of natural cannabinoid formulations for the treatment of cancer and its side effects. The company’s CTC count test is a simple blood test that detects, counts and analyzes circulating tumor cells (CTCs) in the blood of patients who are consuming medical cannabis. Such cells originate from solid tumors and are responsible for the spread of the disease to other parts of the body. A complementary cannabinoid sensitivity test is also conducted on the blood sample, which counts the number of live and dead cancer cells after exposure to cannabinoid compounds such as THC or CBD. These minimally invasive tests allow medical professionals to:

•	Monitor the effect of medical cannabis on cancer progression
•	Detect cancer remission or relapse earlier than imaging technologies
•	Analyze correlations between the progression of an individual‘s disease and variations in cannabinoid formulations and dosages
•	Provide long-term monitoring for potential relapse after therapy has been completed.

These tests are conducted repeatedly throughout the course of treatment to allow for medication adjustments as needed.

The CTC test has been examined for efficacy through in vitro studies and clinical trials. Through these studies, Cannabics conducts high-throughput screenings to detect correlations between cannabinoid treatment and anti-tumor activity using a growing library of human cancer cell lines and a range of cannabinoid-based compounds, ratios and dosages. The use of novel screening technologies to test the biological activity of cannabinoid-based compounds on tumor cell lines and biopsies will result in valuable databases to help medical professionals make the most effective treatment decisions. They will also propel the development of proprietary and novel compounds targeted to diverse tumor types. Future clinical trials conducted with the CTC count and cannabinoid sensitivity tests will be based on these in vitro studies. The trials will further demonstrate how diagnostics can be applied to enhance visibility around prescribing cannabinoids and how cannabinoids can be used as more than palliative treatments, but as cancer fighting treatments as well.

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary nature of our Product Prospects, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights. We plan to continue to seek patent protection in the United States and world-wide for our proprietary technologies.

The Company’s patent applications:

1425-C-01-IN	NP Patent	India	15/09/2017	201717032756	Filed
1425-C-01-JP	NP Patent	Japan			Filed
1425-C-01-MX	NP Patent	Mexico	10/10/2017	MX/a/2017/013035	Filed
1425-C-01-US1	NP Patent	United States	17/09/2017	15/559,052	Filed
1425-C-01-ZA	NP Patent	South Africa	13/10/2017	2017/06960	Filed
CANNABINOID COMPOSITIONS, METHODS OF MANUFACTURE AND USE THEREOF					
1425-C-02-IL	Patent	Israel	24/02/2016	244278	Published
1425-C-02-PCT1	PCT	Israel	23/02/2017	PCT/IL2017/050231	Published
1425-C-02-US	Patent	United States	31/07/2014	14/447,632	Published
METHOD FOR SENSITIVITY TESTING OF CANNABINOIDS ON PATIENTDERIVED TUMOR BIOPSIES AND CTCS					
1425-C-05-US	Provisional	United States	04/09/2017	62/553,929	Filed
NOVEL SYSTEM AND METHOD FOR MICROBIOME PROFILING AND MODULATION BY MEANS OF CANNABIS ADMINISTRATION					
1425-C-06-US	Provisional	United States	08/11/2017	62/582,966	Filed

Research Facility

Cannabics is currently engaged in leveraging its research facility, in Rehovot, Israel, into an approved GLP certified lab that will perform clinical studies and eventually commercialize the CTC technology. The lab is equipped with highly advanced High Throughput Technology which will generate big body of data on the efficacy of cannabinoid compounds in killing various types of cancer cells. It is also designed to isolate rare blood cells as CTC’s and perform drug sensitivity tests enabling the generation of supportive data to doctors and patients that utilize medical cannabis in their treatments.

Big Data

The market for precision and personalized medicine is expected to grow by 10% per year in the next decade, made possible by a huge growth in the amount of high content screening data and advances in big data analytics. State-of-the-art data analytics are a key component of the novel platform developed by Cannabics in its efforts to enable practitioners to precisely tailor medical cannabinoid-based therapies to an individual patient's profile and cancer.  Cannabics is planning to integrate large quantities of genomic, proteomic, epigenetic, microbiomic, environment and lifestyle data into a high content drug sensitivity screening pipeline enabling the development of highly personalized models that practitioners can rely on as preventative, primary and complementary cannabinoid-based treatment options.

Results of Operations

For the Three Months Ended February 28, 2018 and 2017

Revenues

We had received $1,931 from licensing agreements as royalties during the three months ended February 28, 2018 compared to 1,243 for the three months ended February 28, 2017.

Operating Expenses

For the three months ended February 28, 2018, our total operating expenses were $1,703,377 compared to $193,788 for the three months ended February 28, 2017 resulting in an increase of $1,509,589. The increase is attributable to increase of $58,712 in research and Development expenses and a total increase of $1,450,877 in General administration, and Sales and marketing expenses.

We incurred a financial Income of $66,379 for the three months ended February 28, 2018, compared to financial expense of $245,755 for the three months ended February 28, 2017. The decrease in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $1,635,068 for the three months ended February 28, 2018 compared to $483,300 for the three months ended February 28, 2017.

For the Six Months Ended February 28, 2018 and 2017

Revenues

We had received $3,689 from licensing agreements as royalties during the six months ended February 28, 2018 compared to 1,243 for the six months ended February 28, 2017.

Operating Expenses

For the six months ended February 28, 2018, our total operating expenses were $2,242,086 compared to $296,663 for the six months ended February 28, 2017 resulting in an increase of $1,945,423. The increase is attributable to increase of $248,888 in research and Development expenses and a total increase of $1,696,535in General administration, and Sales and marketing expenses.

We incurred a financial income of $65,826 for the six months ended February 28, 2018, compared to financial expense of $289,894 for the six months ended February 28, 2017. The decrease in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $2,172,572 for the six months ended February 28, 2018 compared to $585,314 for the six months ended February 28, 2017.

Liquidity and Capital Resources

Overview

As of February 28, 2018, the Company had $2,864,250 in cash compared to $3,367,694 on August 31, 2017. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the six Months Ended February 28, 2018 compared to the six Months ended February 28, 2017

We used cash in operations of $887,571 for the six months ended February 28, 2018 compared to cash used in operations of $314,657 for the six months ended February 28, 2017. The negative cash flow from operating activities for the six months ended February 28, 20172017 is primarily attributable to the Company's net loss from operations of $2,172,572, offset by depreciation of $19,292, stock issued for services of $1,432,003; and decrease in accounts payables and accrued liabilities of $136,012, decrease of $36,130 in account receivables and prepaid expenses and a decrease in fair value of derivative liability of $66,010.

We used $643,872 cash in investing activities during the six months ended February 28, 2018, compared to $1,733 cash in investment activities for the six months ended February 28, 2017.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 28, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

At February 28, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting arising from inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions, the lack of an audit committee, insufficient documentation of review procedures and insufficient information technology procedures. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as at August 31, 2017.

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

We are a a bio-technology cancer research company , and as Cannabis remains illegal under US federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

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

The market price of our common stock has been highly volatile. Between September 1, 2016, and January 9, 2018, the sales price of our stock on the OTCQB ranged from a low of $0.02 per share to a high of $7.60 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of April 10th, 2018, Cannabics Inc., a Delaware corporation, owns 73% of our common stock. Our Chief Executive Officer, Chief Technical Officer, and our other Director, collectively own 40% of Cannabics Inc., and therefore have substantial influence over it. Accordingly, Cannabics Pharmaceuticals Inc., (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Provisions of Nevada law, such as its business combination statute, and certain provisions of our Articles of Incorporation and by-laws could make it more difficult for someone to acquire control of Cannabics Pharmaceuticals Inc. and limit the price that certain investors might be willing to pay for shares of our common stock. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business. The provisions could be beneficial to our management and the board of directors in a hostile tender offer and could have an adverse impact on stockholders who might want to participate in such tender offer, or who might want to replace some or all of the members of the board of directors.

Our common stock may be subject to penny stock rules, which may make it more difficult for our investors to sell their common stock.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities. These requirements could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

Date: April 5, 2018	By:	/s/ Eyal Barad
Eyal Barad, Director
Chief Executive Officer

	By:	/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director
Chief Technical Officer

	By:	/s/ Uri Ben Or
Uri Ben Or,
Chief Financial Officer

