Form 10-Q
period 2018-05-31
Cannabics Pharmaceuticals Inc.
filed 2018-07-16
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

As of July 13th, 2018, the registrant had 121,070,885 shares of its Common Stock, $0.0001 par value, outstanding.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2018	2017
	(Unaudited )	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,215,362	$3,367,694
Prepaid expenses and other receivables	115,508	149,684

Total current assets	2,330,870	3,517,378

Equipment, net	828,875	120,378

Total assets	$3,159,745	$3,637,756

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$299,450	$386,873
Derivative liability	–	66,010
Due to a related party	223,894	246,239
Total current liabilities	523,344	699,123

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized,no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized,120,821,782 and 119,544,840 shares issued and outstanding at May 31, 2018 and August 31, 2017 respectively	12,082	11,954
Additional paid-in capital	9,188,824	6,446,839
Accumulated deficit	(6,564,505)	(3,520,160)
Total stockholders' equity ( deficit )	2,636,401	2,938,633

Total liabilities and stockholders' equity	$3,159,745	$3,637,756

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Net revenue	$2,956	$1,571	$6,645	$2,814
Operating expenses:
Research and development expense	263,514	68,172	581,065	136,835
Sales and marketing expenses	121,651	15,061	397,745	19,750
General and administrative expenses	469,548	391,214	2,117,989	614,525

Total operating expenses	854,713	474,447	3,096,799	771,110

Loss from operations	(851,757)	(472,876)	(3,090,154)	(768,296)

Other income
Financial Income (Loss)	(20,017)	227,448	45,809	(62,446)

Loss before income taxes	(871,774)	(245,428)	(3,044,345)	(830,742)

Provision for income taxes	–	–	–	–

Net loss	$(871,774)	$(245,428)	$(3,044,345)	$(830,742)

Net loss per share - basic and diluted:	$(0.007)	$(0.002)	$(0.025)	$(0.01)

Net loss	$(871,774)	$(245,428)	$(3,044,345)	$(830,742)

Weighted average number of shares outstanding - Basic and Diluted	120,531,021	115,958,218	120,500,953	112,946,336

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2018	2017
Cash flows from operating activities:
Net (Loss) Profit	$(3,044,345)	$(830,742)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	33,640	2,675
Interest on loans	(400)	85
Deferred revenues	–	–
Due to related party	–	–
Amortization of discount	–	–
Stock issued for services	1,777,169	413,857
Change in fair value of derivative liability	(66,010)	57,341
Amortization of discount	–	–
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	34,176	(179,528)
Accounts payable and accrued liabilities	(87,425)	16,212
Net cash used in operating activities	(1,353,195)	(520,100)

Cash flows from investing activities:
Acquisition of equipment	(742,137)	(91,080)
Net cash used in investing activities	(742,137)	(91,080)

Cash flows from financing activities:
Proceeds from Promissory note.	–	22,000
Repayment of loan	(22,000)	(589)
Proceeds from sale of common stock	1,050,000	3,858,980
Costs of raising capital	(85,000)	(98,035)
Net cash provided by financing activities	943,000	3,782,356

Net increase (Decrease) in cash	(1,152,332)	3,171,176

Cash and cash equivalents at beginning of Period	3,367,694	19,127

Cash and cash equivalents at end of the Period	$2,215,362	$3,190,303

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

Nature of Operations

Cannabics Pharmaceuticals Inc. (CNBX) is a United States-based public company that is developing cannabinoid diagnostic tests for the personalized treatment of cancer. Cannabics is developing a blood test that allows practitioners to precisely tailor medical cannabinoid-based therapies to an individual patient's profile and cancer. Cannabics' approach can also be used to develop cannabinoid-based therapies as preventive or primary cancer treatments – not just palliative, as is used now. By developing tools to assess effectiveness on a personalized basis, Cannabics is helping to move medical cannabinoids into the mainstream of cancer therapies. The company's R&D is based in Israel, where it is licensed by the Health Ministry to conduct scientific and clinical research on harnessing the therapeutic properties of cannabinoid formulations.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $871,774 for the three months ended May 31, 2018, and has incurred cumulative losses since inception of $6,564,505. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with ASC 730 “Research and Development”. ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $263,514 and $68,172 for the three months ended May 31, 2018 and 2017, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the three months ending May 31, 2018, the Company paid $125,000 in salaries to 2 directors, comparing to $31,400 in the three months ending May 31, 2017.

The Company had a balance outstanding at May 31, 2018 of $223,894 comparing to $246,239 in May 31, 2017, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Common Stock

During the last Quarter, the Company issued 336,110 shares to four consultants for services rendered.

Note 4 – Commitments and Contingencies

The Company has a two-year lease in effect for its offices and lab in Tel Aviv.

Note 5 - Subsequent Events

On June 1st, 2018, the Company filed a 424B2 Supplement with the SEC registering 318,547 shares of its commons stock for $250,000 cash received.

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

On January 29, 2015, the Company executed an Agreement with Rambam Medical Center (Israel) to undertake a controlled pilot study utilizing Cannabics SR Capsules as palliative treatment to improve cancer related Cachexia and Anorexia Syndrome in advanced stage cancer patients. Rambam is a world renowned academic hospital acknowledged for their cutting-edge research projects and integration of innovative new therapies and treatments to over 2 million residents of Northern Israel. You can view the details of this ongoing study from the NIH website at http://www.cancer.gov/clinicaltrials/search/view?cdrid=769090&version=HealthProfessional&protocolsearchid=12509449

On February 15, 2015, the Company executed of a Research Agreement with the Technion Research & Development Foundation Ltd. (Israel) to undertake a Research Project entitled " The Assessment of the Antitumor Activity of the Whole Cannabis Plant Extract, Components and Derivatives Thereof". Under the terms of the Agreement, Cannabics Pharmaceuticals will collaborate with the Technion’s Laboratory of Cancer Biology and Cannabinoid Research. The purpose of this Research is to develop a diagnostic and therapeutic system to harness the anti-cancer properties of active cannabis-based ingredients. The study will screen and evaluate different types of human cancer cells treated with a multitude of cannabinoid combinations and observe and catalogue the effects thereof. Technion is consistently ranked among the world’s top science and Technology Research Universities. The Faculty of Biology is comprised of 23 independent research groups, focusing on a variety of aspects of Cellular, Molecular and Developmental Biology. The faculty has extensive collaborations with the pharmaceutical and biotechnology industries.

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

On January 2nd, 2018, the Company filed an International Patent Application on Methods for Testing and Predicting Therapeutic effectiveness of Cannabinoids for Cancer patients with the PCT Authorities. This patent relates to the Company’s proprietary knowledge in testing the effects of cannabinoids on CTCs (Circulating Tumor Cells) and biopsies of cancer patients.

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

On February 20th, 2018, the Company hired Yasha Borstein as Chief Data Officer for implementation of industry compliance and analytic application of its proprietary data methods relating to diagnostic procedures for screening cancer.

On February 21st, 2018, the Company’s Dr. Moran Grinberg, VP of R&D was Key Note Speaker at a conference in Tel Aviv. Her session was entitled “Bringing Personalized cannabinoid-based medicine to the World”.

On March 29th, 2018, the Company announced positive preliminary results from its pre-clinical study and anti-tumor effects of cannabinoids on cancerous tumor cells. The results validated the Company’s understanding that certain cannabinoid compounds have various apoptotic effects upon cancer cells of both breast cancer and prostate cancer.

On April 18th, 2018, the Company announced its receipt of Notice of Allowance from the Israeli Patent Office on it’s proprietary methodology of screening cancer cells.

On April 30th, 2018, the Company filed an 8-K with the SEC noting its execution of a Standby Equity Distribution Agreement for up to $10,000,0000.

On May 5th, 2018, the Company announced its collaboration with Life Source Partners’ CEO Dr. Muriel Zohar, Ph.D., MBA, to optimize its proprietary technology applications. Dr. Zohar holds a doctoral degree from the Weizmann Institute of Science and completed her postdoctoral training in Molecular Oncology at the National Institute of Health (US) as a distinguished Intramural Research Training Award fellow.

On May 22nd, the Company announced its hiring of two new scientists to further develop its diagnostic cancer screening tests. Dr. Haleli Sharir, Ph.D. as principal scientist, and Dr. Nir Kfir, Ph.D. as senior scientist. Both scientists are engaged in creating and supporting the Company’s data-discovery process relating to cancer, blood cells and cannabinoids.

On June 26th, 2018, the Company announced that several members of its scientific team participated in the International Cannabis Research Society Annual Forum in Leiden, Netherlands. The ICRS is a scientific research body dedicated to studies of the endogenous cannabinoid system and serves as an open forum for researchers to exchange significant research and developments in their fields.

On June 29th, 2018, the Company announced its entering into an MOU with a clinical stage biopharmaceutical company focused on the treatment of ophthalmic disorders.

On July 3rd, 2018, the Company announced the conclusion of its Clinical Trial on Cannabics SR 5mg for Cancer Anorexia Cachexia Syndrome (CACS). This clinical trial was held at the Rambam Medical Center, which is now being evaluated, official results are expected to be published within the next several months.

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

The parent Company Cannabics, Inc. was founded by a group of Israeli researchers from the fields of cancer research, pharmacology and molecular biology in 2012. The company’s Research is located in Israel, which has allowed for the use of medical cannabis since the 1990s and has a favorable regulatory attitude towards the conducting of Cannabis based clinical studies in Israeli hospitals, in marked contrast to the legal situation in the United States where clinical research on medical cannabis is still illegal. This structure is an extraordinary corporate advantage, and markedly separates the company from similarly minded companies.

The number of people licensed to receive medical cannabis treatment in Israel numbers around 20,000 - in comparison to over 1,000,000 in the United States. Therefore, while the Israeli market is quite limited, the ability to perform standardized clinical studies and use the Israeli regulation to prove the effectiveness of the company’s products is proving to be highly advantageous.

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

Company’s Perspective

Cannabics is a pioneer in the constellation of Cannabis Cancer and Diagnostics. Personalization of cannabinoid-based treatments is the main scope of the company, addressing the rapidly growing unmet need of cancer patients who are prescribed with cannabis. The multifactorial benefits of cannabis create an arising need that may unravel a new attitude to cancer treatment and prevention. The palliative aspects of cannabis such as reducing pain and nausea, propel the market to create OTC and pharma grade cannabis products to cancer patients. With minor side effects and no toxicity, the only barrier to millions of cancer patients is worldwide regulation. Our vision is to harness the anti-tumor properties of cannabinoids administrated first as palliative treatment and tuned with a growing database to possibly serve as anti-cancer medicine itself. Creating the constellation of CTC HTS Genomic data ahead of any other competitor puts Cannabics in the forefront of treating cancer with cannabis and may serve a large portion of the cross-section of two markets – cannabis and cancer diagnostics. The still confining US regulation creates an advantage for Cannabics which is licensed to do such research and clinical studies by the Israeli government.

RESEARCH AND DEVELOPMENT

The Science

Cancer and Cannabinoids

Natural products have served as vital resources for cancer therapy (e.g.,Vinca alkaloids, paclitaxel, etc., which are used as conventional chemotherapeutic agents) and are also sources for novel drugs. Natural products from plants therefore represent an excellent resource for targeted therapies, as phytochemicals and herbal mixtures act multi-specifically, i.e. they attack multiple targets at the same time. Furthermore, the problem of drug resistance may be approached by integrating phytochemicals and phyto-therapy into academic western medicine through derivation and integration of data and as adjunct to conventional treatments. The integration of phytochemicals and phyto-therapy into cancer medicine represents a valuable asset to chemically synthesized chemicals and therapeutic antibodies. Cannabinoids are excellent candidates for this approach. Cannabinoids are a class of over 60 compounds derived from the plant cannabis sativa, as well as the synthetic or endogenous versions of these compounds. Cannabinoids show specific cytotoxicity against tumor cells, while protecting healthy tissue from apoptosis. These effects are exerted through cannabinoid receptors CB1 and CB2 in mammals and through non-receptor signaling pathways. Recent studies suggest that cannabinoids contribute to maintaining balance in cell proliferation and that targeting the endo-cannabinoid system can affect growth of several different types of cancer, including gliomas, breast, colon, prostate, and hepatocellular carcinoma.

These dual anti-proliferative and pro-apoptotic effects of cannabinoids and associated signaling pathways have been investigated on a large panel of cancer cell lines. Cannabinoids also display potent anticancer activity against tumor xenografts, including tumors that express high resistance to standard chemotherapeutics. Several other studies have investigated the possible synergistic effects of cannabinoids with standard oncology therapies and are based on the pre-clinically confirmed concept of "cannabinoid sensitizers”. Cannabinoids have shown to enhance the efficacy of classical cytotoxic drugs at least in glioblastoma. However, additional studies are required to analyze the efficacy of these drug combinations in other cancer types as well as to identify additional cannabinoid-based drug combinations that could be useful for the treatment of cancer in general.

While many anecdotal reports by cancer patients using various formulations of Cannabinoids suggest significant efficacy, the lack of pure pharmacologically active compounds and legal restrictions have delayed the clinical research that will ultimately determine the level at which cannabinoids are effective in the treatment of cancer beyond their proven palliative effects. Thus, only few clinical trials have been conducted aiming to confirm the antineoplastic activity of cannabinoids. Further studies require extensive monitoring of the effects of cannabinoids alone or in combination with standard anticancer strategies. With such knowledge, cannabinoids could become a therapy of choice in contemporary oncology.

Furthermore, additional research will help lead to the development of cannabinoid-based therapies for the treatment of aggressive cancers and will also bring us closer to understanding the novel CB1- and CB2-independent component of the cannabinoid system that controls cancer progression.

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

The Palliative properties of Cannabis

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

Cannabinoids in Personalized Medicine

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

Company’s Perspective

Cannabics is a pioneer in the constellation of Cannabis Cancer and Diagnostics. Personalization of cannabinoid-based treatments is the main scope of the company, addressing the rapidly growing yet unmet need of cancer patients who are prescribed with cannabis. The multifactorial benefits of cannabis create an arising need that may unravel a new attitude to cancer treatment and prevention. The palliative aspects of cannabis such as reducing pain and nausea, propel the market to create OTC and pharma grade cannabis products to cancer patients. With minor side effects and no toxicity, the only barrier to millions of cancer patients is worldwide regulation. The legalization of Cannabis worldwide is being generated both by medical and financial processes exposing and legitimizing cannabis consumption as a medical treatment. The number of cancer patients, caregivers and doctors that are exposed to cannabis is growing rapidly as new countries i.e. Germany, Canada, Australia and others adopt new regulations and introduce natural cannabis products to the health system. Since the palliative properties of cannabis as pain and nausea reduction are widely accepted by physicians, along with a growing body of clinical proof, and patient advocating these benefits; we believe that in next decade a large percentage of cancer patients worldwide will be treated with cannabis in varied medications both pharmaceutical and as nutraceutical. It is already scientifically proven that cannabinoids impact cell cycle though partially known biological mechanisms and impact many aspects of human biology and health. This unique situation in which a highly active compounds (i.e. THC, CBD) consumed by large portions of the population creates an unmet need to decipher the biological and clinical prospects of these compounds. Cannabics’ vision is to build a platform of data from which medications can be formulated, patients diagnosed and treated in a personalized manner. Our goal is to seek novel technologies in cancer medicine and assimilate them into cannabinoid medicine. The results we have gained in performing invitro studies and clinical studies are part of a growing holistic prospect of the treatment of cancer and other indications with cannabis. We have recently finished our first clinical study and leveraged our R&D lab to perform invitro tests and develop new formulations. As pioneers in this mission, we hope and believe that the database we create and the knowledge we gain will serve any cancer patient who is administered cannabis and will lead to better and more predictable outcomes.

The Technology

Our licensed Israeli facility operates a unique research and development laboratory which combines high throughput screening, (HTS) capabilities with the most advanced data tools.

The HTS platform allows us to test many compounds on cancerous cell lines and tissues and measure the therapeutics effects of these compounds.

Our advantage is in the specialized library which is composed of a collection of cannabis extracts and pure natural and synthetic cannabinoids. The library will also include a costumed cannabinoid matrix, to assess the possible interaction of combination therapy.

Our lab is equipped with a collection of state of the art instruments to enable miniaturization and automation of a variety of biological assays. The automated system is comprised of:

1.	High Content Screening (HCS) Platform, which is an automated cellular imaging and analysis platform designed for quantitative microscopy.
2.	Flow Cytometry, which enables multi-parametric single cell analysis.
3.	Automated workstation, for liquid handling for dispensing accurate and reproducible volumes of liquids and compounds.
4.	Multimode microplate reader, designed for fast measurements of numerous biological reactions/processes.

The integration of these instruments is enabled via a robotic arm, which allows a continuous process which utilizes all instruments.

Readouts generated from these instruments provide us with insights to the effect of our cannabinoid library on parameters such as, proliferation inhibition, apoptosis induction, angiogenesis prevention and toxicity on cancerous cells.

These experiments will produce multiplexed data composed of images of cells, cell specific markers and the extent/signal of the biological response. The biological response will be measured using different concentration of cannabinoids and their combinations, thus determining the most effective cannabinoid treatment for a specific cancer type.

Invitro Studies – Drug Screening

We have a proprietary procedure of high throughput screening (HTS) and high content screening (HCS) for the detection of correlations between cannabinoid ratios, dosages and anti-tumor activity using a growing library of human cancer cell lines and creating an enlarged variety of Cannabis-based compounds. We examine the biological activity of these compounds on tumor cell lines of distinct tissue lineage and creating a highly valuable therapeutic data. We Screen for the most potent cannabinoid/natural extracts. Our goal in the invitro studies is to build a library of both purified and natural cannabinoid extracts and to reveal their biological impact on a library of cancer cell lines. The HTS technology enables us to gain this data base in a faster manner and to reveal more mechanisms of action that are related to the genetics of the cancer. We are now in the process of merging our data with sophisticated data mining to help find meaningful insights of both treatment and outcome.

Proof of Concept

To date we have screened natural extracts mainly with high ratios of CBD, CBDA, THC, THCA which have clearly shown to cause apoptosis in various levels depending on compound and cancer type.

Currently we are in a process of enlarging our cancer cell library and our Cannabinoid library as our new GMP facilities are being approved in Israel, and are expected to supply a wide range of purified cannabinoids.

We believe that the preclinical data we collect will lead us to a designated formulation for specific cancers in order to ultimately approach the FDA.

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

Our proprietary test fuses two separate aspects which in fact complement each other:

1. Cell Count - The test uses CTC technology that marks and counts cancer cells from the blood sample. This test is a marker for cancer progression and treatment efficacy. It could be implemented as a follow up of disease progression while the patient is treated with Cannabis. We hypothesize that the accumulated data will eventually be a predictor for actual treatment outcome.

2. Cannabinoid Sensitivity Test. – This test counts number of live and dead cancer cells after been exposed to cannabinoid compounds such as THC or CBD and their combinations. As in the CTC count, after gaining multiple data sets and merging them with the expanding database; the test could better predict treatment outcome.

By providing personalized patient data, doctors will make better informed decisions about the cannabinoid treatment encompassing prioritized active compounds, dosages, treatment regime and follow up. These tests could be taken on a weekly/monthly basis, thus enabling treatment alteration due to cancer progression and biology. We have designed our own proprietary “big data” system specifically tailored for this, and these results will be submitted through a patient oriented, highly secure system.

Proof of Concept

We are currently working in collaboration with SIMFO GmbH, a renown German research laboratory on CTC drug sensitivity tests.

The CTC technology enables us to isolate cancer cells from blood samples and screen the effects of cannabinoids upon them. To date we have screened CBD, CBDA, THC, THCA and their combinations on CTC’s derived from breast, prostate and colon cancer patients. The results indicate a highly differentiated activity between cannabinoids and tumors. These preliminary results justify the more profound observation of the effects of different cannabinoids both from efficacy and toxicity aspects.

Clinical Studies

Administration of Cannabis as a Palliative treatment

The Science

Cachexia

Cachexia originates from Greek and Latin roots: Kakos- (bad) and Hexis (condition or appearance). It is associated with several chronic diseases and, generally, involves a dual mechanism of general muscle wasting, malnutrition, and anorexia. Cachexia is primarily caused by cytokines released from inflammatory cells. In 2011, an international panel defined cachexia as a “multifactorial syndrome characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment”.

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

CANNABICS SR 5MG capsules for CACS

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

We have developed a proprietary capsule as a treatment to improve cancer related cachexia/anorexia syndrome (“CACS”) in advanced cancer patients. The main purpose in the treatment of patients with advanced cancer and CACS is to gain weight and improve Quality of Life (“QoL”). We believe that QoL in patients with CACS is inversely related to reduced appetite and weight-loss.

Our clinical study was led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for Melanoma and Sarcoma Patients. The main endpoints of the treatment of patients with advanced cancer and CACS are weight gain and quality of life (QoL). The study is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123. See our press release of July 3rd, 2018, updating information on this clinical study.

Personalized Cannabis Medicine - The Opportunity

Current changes in legislated cannabis legality and public support are creating a unique situation in which this highly potent drug is now being consumed by hundreds of millions of people seeking therapy in a wide spectrum of indications. One of the major groups are cancer patients who are mainly treated with chemotherapy or radiation, however, are now more exposed to the option of using cannabis for its palliative properties. This new industry permeates the pharmaceutical, nutraceutical and food supplement markets and brings many different products i.e. high CBD/high THC, oral/sublingual, dosage and purity. However, doctors are still not educated to differentiate between strains/products and subscribe cannabis generally. Hence, the growing unmet need is to better understand the biology of cannabinoids and the clinical outcome of such products.

Cannabics is a pioneer in embedding invitro studies-diagnostics-clinical research and consumer data into a predictive and monitoring platform for cancer patients who require cannabis.

Our Challenge is to harness novel technologies to study cancer with cannabinoids and to learn from our growing database to improve cannabinoid-based therapies.

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary nature of our Product Prospects, technology and know-how, to operate without infringing on the proprietary rights of others; and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights, including our provisional patents described below.

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

Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the scientific and commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities. We anticipate that we will file additional patent applications in conjunction with our research, testing, and development of our cannabis-based products.

Big Data and Predictive Analytics

A key strategic component of our company in creating our new state-of-the art laboratory is in our understanding and usage of “Big Data”. The market for precision and personalized medicine is expected to grow by 10% per year in the next decade, made possible by a huge growth in the amount of high content screening data and advances in big data analytics. In contrast, the medical cannabis market is expected to grow by over 20% per year over the same period. This figure belies the fact that medical cannabis encompasses hundreds of strains, each with its own varied and complex chemical composition, leaving both medical practitioners and patients at a loss as to which strain or chemical mix is best suited to treat a given patient with a given disease. Cannabics aims to fill that void.

State-of-the-art data analytics are a key component of the novel platform developed by Cannabics in its efforts to enable practitioners to precisely tailor medical cannabinoid-based therapies to an individual patient's profile and cancer. Our proprietary platform employs cutting-edge machine learning algorithms and deep learning models to integrate large quantities of multi-omic profile, environment and lifestyle data into a high content drug sensitivity screening pipeline, enabling the development of highly personalized models that practitioners can rely on as preventative, primary and complementary cannabinoid-based treatment options.

In addition to the Cannabics predictive analytics and high content screening platform, Cannabics is also seeking partnerships and acquisitions that can address the acquisition, storage and security of personal health data related to medical cannabis consumption. The IoT market is slated to grow at over 20% per year over the next decade, while the global blockchain market is expected to grow at over 30% per year. The integration of both of these technologies will ensure that all patient related data, both multi-omic profiling and dosing records, are both accurate, immutable and secure. These benefits will help appease pubic concerns regarding the privacy of personal medical profiles, help overcome regulatory hurdles and ensure the integrity of a large portion of the data supporting Cannabics product and service offerings.

Results of Operations

For the Three Months Ended May 31, 2018 and 2017

Revenues

We had received $2,956 from licensing agreements as royalties during the three months ended May 31, 2018 compared to 1,758 for the three months ended May 31, 2017.

Operating Expenses

For the three months ended May 31, 2018, our total operating expenses were $854,713 compared to $474,447 for the three months ended May 31, 2017 resulting in an increase of $380,266. The increase is attributable to increase of $195,342 in research and Development expenses and a total increase of $184,924 in General administration, and Sales and marketing expenses.

We incurred a financial expense of $20,017 for the three months ended May 31, 2018, compared to financial Income of $227,448 for the three months ended May 31, 2017. The Increase in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $871,774 for the three months ended May 31, 2018 compared to $245,428 for the three months ended May 31, 2017.

For the Nine Months Ended May 31, 2018 and 2017

Revenues

We had received $6,645 from licensing agreements as royalties during the nine months ended May 31, 2018 compared to 2,814 for the nine months ended May 31, 2017.

Operating Expenses

For the nine months ended May 31, 2018, our total operating expenses were $3,096,799 compared to $771,110 for the nine months ended May 31, 2017 resulting in an increase of $2,325,689. The increase is attributable to increase of $444,230 in research and Development expenses and a total increase of $1,881,459 in General administration, and Sales and marketing expenses.

We incurred a financial income of $45,809 for the nine months ended May 31, 2018, compared to financial Expense of $62,446 for the nine months ended May 31, 2017. The decrease in financial expense was mainly attributable to an adjustment to the fair value of the derivative liability. As a result, the net loss was $3,044,345 for the nine months ended May 31, 2018 compared to $830,742 for the nine months ended May 31, 2017.

Liquidity and Capital Resources

Overview

As of May 31, 2018, the Company had $2,215,362 in cash compared to $3,190,303 on May 31, 2017. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Nine Months Ended May 31, 2018 compared to the Nine Months ended May 31, 2017

We used cash in operations of $1,353,195 for the Nine months ended May 31, 2018, compared to cash used in operations of $520,100 for the Nine months ended May 31, 2017. The negative cash flow from operating activities for the Nine months ended May 31, 2017 is primarily attributable to the Company's net loss from operations of $3,044,345, offset by depreciation of $33,640, stock issued for services of $1,777,169; and decrease in accounts payables and accrued liabilities of $87,425, decrease of $34,176 in account receivables and prepaid expenses and a decrease in fair value of derivative liability of $66,010.

We used $742,137 cash in investing activities during the three months ended May 31, 2018, compared to $91,080 cash in investment activities for the three months ended May 31, 2017.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

At May 31, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting arising from inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions, the lack of an audit committee, insufficient documentation of review procedures and insufficient information technology procedures. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as at August 31, 2017.

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

We are a bio-technology cancer research company, and as Cannabis remains illegal under US federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

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

We intend to seek orphan drug status from the FDA for those anti-cancer therapeutic product candidates we are presently developing to the extent such product candidates are developed for cancer. Cancer therapies are eligible for orphan drug status under the Orphan Drug Act of 1983. The orphan drug status gives the manufacturer specific financial incentives to develop a pharmacological agent. If a product that has an orphan drug designation receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same medication for the same indication, except in very limited circumstances, for seven years. Failure to obtain an orphan drug designation for our product candidates may have a material adverse effect on our business, results of operations and financial condition.

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

As of July 13th, 2018, Cannabics Inc., a Delaware corporation, owns 73% of our common stock. Our Chief Executive Officer, Chief Technical Officer, and our other Director, collectively own 40% of Cannabics Inc., and therefore have substantial influence over it. Accordingly, Cannabics Pharmaceuticals Inc., (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Date: July 16, 2018	By:	/s/ Eyal Barad
Eyal Barad, Director
Chief Executive Officer

	By:	/s/ Dr. Eyal Ballan
Dr. Eyal Ballan, Director
Chief Technical Officer

	By:	/s/ Uri Ben Or
Uri Ben Or,
Chief Financial Officer

