Form 10-K
period 2018-08-31
Cannabics Pharmaceuticals Inc.
filed 2018-11-29
CIK 1343009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On August 31st, 2018, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was 3,170,292, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $1.02. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of November 29th, 2018, the registrant had 131,853,165 shares of its Common Stock, $0.0001 par value, outstanding.

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

Our Address corporate address is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814; Telephone (877) 424-2429.

The company was previously engaged in the oil and gas exploration business. On April 29th, 2014, the company began a new direction and the majority of the Shareholders of the company elected the current Board of Directors and renamed the Company Cannabics Pharmaceuticals Inc. The Directors formed a US based company founded in 2012 by a group of renowned researchers from the fields of molecular biology, cancer research and pharmacology. R&D is conducted in Government licensed labs in Israel with the focus of development of novel and sophisticated cannabinoid-based therapies, medications and administration routes for various diseases.

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

On August 10, 2018, the Company entered into a Convertible Loan Agreement (the “Agreement”) with Eroll Grow Tech Ltd., (“Eroll”), (“Seedo”), a private Israeli corporation. Pursuant to the terms of said Agreement, Cannabics shall invest up to $2,000,000 into Eroll for both production of their revolutionary self-contained growing systems, as well as a joint venture. On August 13, 2018, the Company invested it’s initial $500,000 pursuant to its obligations under said Agreement, as noted in the 8-K of August 14, 2018.

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

On September 12, 2018, the Company and Seedo executed an Amendment to their Convertible Loan Agreement noted supra solely amending the mechanics of the percentage of Seedo shares the Company may acquire for its investment; though the finite amount remains unchanged. The Amendments were as follows: The Company is to receive 10% for it’s initial $1,000,000 financing (as opposed to 15%); and for the Second Loan the Company shall receive 5% of the common shares, and is entitled to receive an additional 5% upon conversion, in lieu of 10% for the Loan itself.

On September 25th, 2017, the Company announced its filing of “National Phase Applications” for its proprietary system and method of High Throughput Screening (HTS) of cancer cells. The applications were filed in Europe, China, India, Brazil, Canada and Australia. The proprietary technology patented relates to novel means of personalizing cannabis-based treatments of cancer utilizing high throughput screening of biopsies and cell lines treated with pure or crude extracts.

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

On April 18th, 2018, the Company announced its receipt of Notice of Allowance from the Israeli Patent Office on its proprietary methodology of screening cancer cells.

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

On May 22nd, 2018, the Company announced its hiring of two new scientists to further develop its diagnostic cancer screening tests. Dr. Haleli Sharir, Ph.D. as principal scientist, and Dr. Nir Kfir, Ph.D. as senior scientist. Both scientists are engaged in creating and supporting the Company’s data-discovery process relating to cancer, blood cells and cannabinoids.

On June 26th, 2018, the Company announced that several members of its scientific team participated in the International Cannabis Research Society Annual Forum in Leiden, Netherlands. The ICRS is a scientific research body dedicated to studies of the endogenous cannabinoid system and serves as an open forum for researchers to exchange significant research and developments in their fields.

On June 29, 2018, the Company entered into a “Memorandum of Understanding” with a clinical stage Biopharmaceutical company relating to the treatment of Ophthalmic disorders,

On July 3rd, 2018, the Company announced the conclusion of its Clinical Trial of Cannabics SR 5mg drug for Cancer Anorexia Cachexia Syndrome, as noted on the press release of that date.

On August 14, 2018, the Company announced a Partnership with Eroll Grow Tech Ltd. (“Seedo”), which has developed the first mass produced high tech, remote controlled device for raising medical cannabis, as noted on the press release of that date.

On August 28, 2018, the Company announced that it has appointed Dr. Estery Giloz-Ran to its Advisory Board. Dr. Estery Giloz-Ran is a phD and CPA and worked as head of grants capital investment at Intel, Israel, and served as Director on several Nasdaq companies, as noted on the press release of that date.

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

Dr. Eyal Ballan, 43, is a co-founder of Cannabics Inc. and is its CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer).  He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors and is a member of the American Academy of Neurology. Eyal is committed full time to the Company.

Eyal Barad, 52, is a co-founder of Cannabics Inc. He was named Director & CEO on November 13th, 2017, as noted in the 8K of that date. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University. Eyal is committed full time to the Company.

Ehud Rieger, 56, brings 30 years of executive corporate experience, is Manager of Alrig Investments & Finance Ltd. since 1991, and is a Board Member of several private and public companies. He held the rank of Major in the Israeli Defense Forces. Ehud obtained his Law Degree from Tel Aviv University in 1989, and MBA at INSEAD in Fontainebleau, France, in 1990.

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

Dr. Estery Giloz-Ran – PhD, CPA, Dr. Giloz-Ran served as head of grants capital investment at Intel (Israel), she is the past Chair of Tamir Fishman Venture Capital; and has been Director of eight significant public companies, many traded on the NASDAQ exchange, lecturer at Bar Ilan University, Ben Gurion University and visiting professor at the Stern Business School (New York) where she did her post-doctoral work.

Dr. Feiler - Head of Advisory Board and Business Development Advisor, Dr. Feiler served as Board Member of Advanced Vision Technology, traded on the Frankfurt Stock Exchange (VSJ), served on the Board of Safra Bank Mutual Fund Division; and has served as Administrative advisor for the Government of Ras Al Khaimah, UAE. Dr. Feiler has published extensively on business opportunities and strategies and was a frequent speaker in world events including the World Economic Forum in Davos.

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

Dr. Tal Mofkadi - Financial Advisor, Dr. Mofkadi holds a Ph.D. in Financial Economics from Tel Aviv University. He is a lecturer at Tel Aviv University, the Interdisciplinary Center in Herzliya and universities abroad. He is the author of ‘The Handbook of Corporate Valuation’. Dr. Mofkadi provides expert opinions in financing, economic, and legal proceedings, writing valuations and optimal pricing policies as well as economic analysis of competition and regulatory aspects, risk assessment and more.

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

Company’s Perspective -

Cannabics is a pioneer in the constellation of cannabis cancer and diagnostics. Our vision is to reveal and personalize the potential of cannabis medicine to treat cancer itself, as well as side effects. We develop cancer diagnostics in conjunction with cannabinoid medicine, utilizing novel bio-technological tools, striving to prevent cancer onset in healthy adults and progression in patients. Personalization of cannabinoid-based treatments is the main scope of the company, addressing the rapidly growing yet unmet need of cancer patients who are prescribed with cannabis. The multifactorial benefits of cannabis create an arising need that may unravel a new attitude to cancer treatment and prevention. The palliative aspects of cannabis such as reducing pain and nausea, propel the market to create OTC and pharma grade cannabis products to cancer patients. With minor side effects and no toxicity, the only barrier to millions of cancer patients is worldwide regulation. The legalization of cannabis worldwide is being generated both by medical and financial processes exposing and legitimizing cannabis consumption as a medical treatment. The number of cancer patients, caregivers and doctors that are exposed to cannabis is growing rapidly as new countries i.e. Germany, Canada, Australia and others adopt new regulations and introduce natural cannabis products to the health system. Since the palliative properties of cannabis as pain and nausea reduction are widely accepted by physicians, along with a growing body of clinical proof, and patient advocating these benefits; we believe that in next decade a large percentage of cancer patients worldwide will be treated with cannabis in varied medications both pharmaceutical and as nutraceutical. It is already scientifically proven that cannabinoids impact cell cycle though partially known biological mechanisms and impact many aspects of human biology and health. This unique situation in which a highly active compounds (i.e. THC, CBD) consumed by large portions of the population creates an unmet need to decipher the biological and clinical prospects of these compounds. Cannabics’ vision is to build a platform of data from which medications can be formulated, patients diagnosed and treated in a personalized manner. Our goal is to seek novel technologies in cancer medicine and assimilate them into cannabinoid medicine. The results we have gained in performing invitro studies and clinical studies are part of a growing holistic prospect of the treatment of cancer and other indications with cannabis. The still confining U.S. regulation creates an advantage for Cannabics which is specifically licensed to do such research and clinical studies by the Israeli Healthy Ministry. We have recently finished our first clinical study and leveraged our R&D lab to perform invitro tests and develop new formulations. As pioneers in this mission, we hope and believe that the database we create and the knowledge we gain will serve any cancer patient who is administered cannabis and will lead to better and more predictable outcomes.

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

Our government licensed laboratory operates a unique, custom designed an built research and development laboratory which combines high throughput screening, (HTS) capabilities with the most advanced data tools allowing us to enable miniaturization and automation of a variety of biological assays. The automated system is comprised of:

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

Personal effectiveness - checking the efficacy of dozens of cannabinoid compounds against the patient’s own tumor cells.

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

There is still a long felt unmet need to provide a validated system and method for selecting appropriate cannabis-based therapy grounded in evidence-based medicine, and this is exactly the core of where our company’s energies and focus lay.

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

CANNABICS SR 5MG capsules for CACS

While the medicinal effects of certain cannabinoids are well known to physicians, it is common knowledge that smoking is hazardous to health. Many physicians are perfectly aware of the palliative properties of cannabis (i.e. antiemetic and analgesic), however they refrain from recommending or prescribing it to patients knowing that smoking the raw flowers is still the most common and available administration route. Hence the availability of an oral, standardized, reliable and clinically tested administration route of medical cannabis – no different from the administration route of most medications consumed by patients today - would dramatically improve the availability of medical cannabis therapy to patients in need.

We have developed a proprietary capsule as a treatment to improve cancer related cachexia/anorexia syndrome (“CACS”) in advanced cancer patients. The main purpose in the treatment of patients with advanced cancer and CACS is to gain weight and improve Quality of Life (“QoL”). We believe that QoL in patients with CACS is inversely related to reduced appetite and weight-loss.

Our clinical study was led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for Melanoma and Sarcoma Patients. The main endpoints of the treatment of patients with advanced cancer and CACS are weight gain and quality of life (QoL). The study is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123 . See our press release of July 3rd, 2018, updating information on this clinical study.

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

The Company’s current patent applications:

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

We are an early stage pharmaceutical company, with relatively deminimis cash flow. We compete with other early stage bio-tech and pharmaceutical companies for financing from a limited number of investors that are prepared to make investments in early stage development companies. The presence of competing early stage pharmaceutical companies may impact on our ability to raise additional capital in order to fund our research and development if investors are of the view that investments in competitors are more attractive based on their subjective analysis of our company, the general market conditions and the price of the investment offered to investors.

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

Employees

As of August 31, 2018, the Company had eight employees, two of which were our Directors Eyal Ballan and Eyal Barad, which along with our administrative assistant were given monthly salaries and 5 of whom were employed in research and development and 3 of whom employed in administration and marketing . These employees are in Israel.

Israeli labor laws principally govern the length of the workday, minimum wages for employees, procedures for hiring and dismissing employees, determination of severance pay, annual leave, sick days, advance notice of termination of employment, equal opportunity and anti-discrimination laws and other conditions of employment. Subject to certain exceptions, Israeli law generally requires severance pay upon the retirement, death or dismissal of an employee, and requires us and our employees to make payments to the National Insurance Institute, which is similar to the U.S. Social Security Administration. Our employees have defined benefit pension plans that comply with applicable Israeli legal requirements, which also include the mandatory pension payments required by applicable law and allocations for severance pay.

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

Our disclosure controls and procedures and internal controls over financial reporting were determined not to be effective for the prior fiscal year ended August 31, 2018, and may not be effective in future periods.

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

At August 31, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting arising from inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions, the lack of an audit committee, insufficient documentation of review procedures and insufficient information technology procedures. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as at August 31, 2018.

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

We may enter into collaboration agreements with pharmaceutical companies and biotechnology institutions for the development or commercialization of our cannabinoid-based diagnostics and therapeutic product candidates, which agreements may contain provisions based upon, among other things, the merits of retaining certain rights. We will face significant competition in seeking appropriate collaborators and in negotiating agreements at acceptable terms, if at all. We may not be successful in our efforts to enter, implement and maintain collaboration agreements. Disagreements stemming from collaboration agreements concerning development, intellectual property, regulatory or commercialization matters can lead to delays and, in some cases, termination of our collaboration agreements or otherwise result in the potentially significant costs and fees in seeking to enforce or protect our rights, if any. Any such disagreements can be difficult if, in fact, neither of the parties has final decision-making authority. The resulting outcome of any disputes or disagreements would in all likelihood adversely affect our business.

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

The market price of our common stock has been highly volatile. Between September 1st , 2017, and August 31st , 2018, the sales price of our stock on the OTCQB ranged from a low of $0.63 per share to a high of $2.66 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As at August 31, 2018, Cannabics Inc., a Delaware corporation, owns 67% of our common stock. Our three Directors are also holders of shares in Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Bethesda, Maryland and are sufficient for the time being. These offices are let to us by our attorney free of charge. We lease the property of our laboratory in Rehovot, Israel for 2 years, an additional 2 years extension option period, and pay 3.5K (in US dollars) per month.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CNBX". As of November 28th, 2017, the Company’s common stock was held by 76 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW

August 31, 2018	$1.05	$0.73
May 31, 2018	$1.38	$0.971
February 28, 2018	$2.66	$0.99
November 30, 2017	$1.09	$0.627
August 31, 2017	$1.577	$0.697

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On November 29th, 2018, the shareholders' list of our shares of common stock showed 76 registered holders of our shares of common stock and 131,853,165 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, which as of last quarter was in excess of 35,000.

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

None.

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

Results of Operations

Year ended August 31, 2018 compared to the year ended August 31, 2017

Revenues

The revenues for the year ended August 31, 2018 totaled to $ 9,601 compared to $5,684 for the year ended August 31,2017

Operating and Other Expenses

For the year ended August 31, 2018 our total operating expenses were $3,818,328 compared to $1,859,583 for the year ended August 31, 2017. The increase is attributable mainly to, general and administrative expenses of $1,067,218, marketing expenses of $134,555, and research and development expenditures of $756,973. The increase in the general and administrative expenses attributed to the company share based compensation in total of $1,732,511 for the year ended August 31, 2018.

The net loss for the year ended August 31, 2018 was $3,776,617 compared to $1,933,841 for the year ended August 31, 2017.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2018, as well as August 31, 2017, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2018 has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2018 compared to the year ended August 31, 2017

As of August 31, 2018, we had $1,393,608 compared to $3,367,694 as of August 31, 2017. The Company used cash in operations of $1,974,692 for the year ended August 31, 2018 compared to cash used in operations of $863,567 for the year ended August 31, 2017.

During the year ended August 31, 2018, the Company's investing activities totaled $1,442,394. This compares to net cash used for investing activities in the year ended August 31, 2017 in the amount of $125,775.  The difference reflects primarily issuance of convertible loan and purchase of fixed assets.

During the year ended August 31, 2018, the Company's financing activities earned $1,443,000. This compares to net cash earned for financing activities in the year ended August 31, 2017 in the amount of $4,337,909. During the year ended August 31, 2018, the Company received $1,443,000 in proceeds from issuance of common stock, compared to $4,414,535 in the year ended August 31, 2017.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabics Pharmaceuticals Inc. as of August 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have audited the accompanying balance sheets of Cannabics Pharmaceuticals Inc. and its subsidiary (“the Company”) as of August 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended August 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the periods ended August 31, 2018 and 2017, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of August 31, 2018, the Company has incurred losses since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein & Co. C.P.A. (Isr)

We have served as the Company's auditor since 2017.

Jerusalem, Israel

November 29, 2018

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$1,393,608	$3,367,694
Prepaid expenses and other receivables	227,244	149,684

Total current assets	1,620,852	3,517,378

Investment in Eroll Grow Tech Ltd.	589,722	–
Equipment, net	974,331	120,378

Total assets	$3,184,905	$3,637,756

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$315,737	$386,873
Derivative liability	–	66,010
Due to a related party	223,645	246,239
Total current liabilities	539,382	699,123

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.
Common stock, $.0001 par value, 900,000,000 shares authorized, 121,575,388 and 119,544,840 shares issued and outstanding at August 31, 2018 and August 31, 2017 respectively	12,158	11,954
Additional paid-in capital	9,840,420	6,446,839
Issuance of warrants	89,722	–
Accumulated deficit	(7,296,777)	(3,520,160)
Total stockholders' equity ( deficit )	2,645,523	2,938,633

Total liabilities and stockholders' equity	$3,184,905	$3,637,756

The accompanying notes are an integral part of the financial statements

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2018	2017
Net revenue	$9,601	$5,684

Operating expenses:
Research and development expense	1,003,916	246,943
Sales and marketing expenses	422,015	287,459
General and administrative expenses	2,392,398	1,325,180

Total operating expenses	3,818,328	1,859,583

Loss from operations	3,808,728	1,853,898
Other income
Foreign exchange Loss	32,795	10,916
Financial (Income) Loss	(64,906)	69,027

Net Loss	$3,776,617	$1,933,841

Net loss per share - basic and diluted:	$0.031	$0.018

Weighted average number of shares outstanding - Basic and Diluted	120,377,746	110,380,381

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year Ended August 31,
	2018	2017
Cash flows from operating activities:
Net ( Loss) Profit	$(3,776,617)	$(1,933,841)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	88,440	7,019
Interest on loans	(345)	345
Due to related party	(249)	–
Stock issued for services	1,928,785	1,023,424
Change in fair value of derivative liability	(66,010)	64,654
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	(77,560)	(146,716)
Accounts payable and accrued liabilities	(71,136)	121,548
Net cash used in operating activities	(1,974,692)	(863,567)

Cash flows from investing activities:
Convertible loan	(500,000)	–
Acquisition of equipment	(942,394)	(125,775)
Net cash used in investing activities	(1,442,394)	(125,775)

Cash flows from financing activities:
Proceeds from Promissory note.	–	22,000
Repayment of loan	(22,000)	(589)
Proceeds from sale of common stock	1,550,000	4,414,533
Costs of raising capital	(85,000)	(98,035)
Net cash provided by financing activities	1,443,000	4,337,909

Net increase (decrease) in cash	(1,974,086)	3,348,567

Cash and cash equivalents at beginning of year	3,367,694	19,127

Cash and cash equivalents at end of the year	$1,393,608	$3,367,694

Significant non-cash transactions:

Issuance of Warrants	89,722	–

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in		Accumulated	Total stockholders' equity
	Shares	Amount	capital	Warrants	deficit	equity (deficit)

Balance, August 31, 2016	107,221,903	10,723	1,108,148	–	(1,586,319)	(467,448)

Issuance of shares of common stock for cash.	11,188,664	1,118	4,413,415	–	–	4,414,533

Issuance of common stock for services.	1,134,272	113	925,276	–	–	925,389

Net loss for the year ended August 31, 2017	–	–	–	–	(1,933,841)	(1,933,841)

Balance, August 31, 2017	119,544,839	11,954	6,446,839	–	(3,520,160)	2,938,633

Issuance of shares of common stock for cash.	1,136,940	114	1,464,886	–	–	1,465,000

Issuance of common stock for services.	893,609	90	1,928,695	–	–	1,928,785

Issuance of warrants	–	–	–	89,722	–	89,722

Net loss for the year ended August 31, 2017	–	–	–	–	(3,776,617)	(3,776,617)

Balance, August 31, 2018	121,575,388	12,158	9,840,420	89,722	(7,296,777)	2,645,523

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2018

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,776,617 for the year ended August 31, 2018 and has incurred cumulative losses since inception of $7,296,777. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2018 and 2017, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s U.S. bank accounts.

Note 2 – Summary of Significant Accounting Policies (Continued)

Equipment, net

Equipment at August 31, 2018 consists of computer equipment, office equipment and cars recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years for computer equipment, 14 years for office equipment and 7 years for cars. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $88,440 and $7,019 for the years ended August 31, 2018 and 2017, respectively.

Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and product returns can be reliably estimated.

Revenue from license agreements is recognized over the periods from which the Company is entitled to the respective payments.

The Company’s revenues are concentrated in a small number of customers. For the year ended August 31, 2018 the revenues were for license fees or forfeited deposits on license agreements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2018, and 2017, the fair values of the Company’s financial instruments approximate their historical carrying amount.

Note 2 – Summary of Significant Accounting Policies (Continued)

Research and development, net

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, employee benefits, the cost of supplies, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses and the full cost of manufacturing product for use in research and preclinical development. All costs associated with research and developments are expensed as incurred.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2018.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2018 and 2017.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2018, and 2017, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2018 and 2017.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2017, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its consolidated financial condition, results of operations and cash flows.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-16 (ASU 2015-16) "Simplifying the Accounting for Measurement Period Adjustments". ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2017. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not yet been made available for issuance.

Note 4 – Related Party Transactions

During the year ended August 31, 2018 and August 31 2017, the Company paid approximately of $461,975 and $144,200 as salary to two of its directors.

Cannabics Inc. (the parent company) balance at August 31, 2018 was $223,645 compared to August 31, 2017 was $246,239. The advance is due on demand and bears no interest.

Note 5 – Commitments and Contingencies

As security for its obligation under a property lease agreement, cars lease and credit cards of the Company’s subsidiary provided a bank guarantee in the amount of $58,000.

Note 6 – Stockholders’ Equity (Deficit)

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

Common Stock

During the year ended August 31, 2018, the Company issued 893,609 shares of its common stock to 6 consultants for services rendered at a fair value of $1,928,785 or an average of $2.15 per share.

Note 7 – Warrants

As part of the Company's private placements and equity sales the Company issued warrants, as follows:

As part of Convertible Loan Agreement between the Company and Eroll Grow Tech (Seedo Corp.), Seedo Corp. was given 1,000,000 Warrants to purchase common shares of the Company at $2.00 per share; said Warrants are valid for one year, expiring on August 10th, 2019.

The warrants were given in addition to two investment rounds in consideration of $1,000,000, as of August 31, 2018, the company invested $500,000 in Seedo Corp as an initial loan ( the second investment round in consideration of $500,000 tendered on September 26, 2018), according to the Agreement, for August 31, 2018, Seedo Corp was entitled to 500,000 warrants, The fair value of each warrant is approximately $0.179 and the total value of the 500,000 warrants issued was $89,722

1.	The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$2
Expected Volatility	105.77%
Risk Free Interest Rate	2.47%
Expected Term (years)	1
Expected Dividend Yield	0%

The fair value of each warrant is approximately $0.179 and the total value of the warrants issued was $179,445.

Note 7 – Warrants (continued)

The following table presents the warrant activity for the years ended August 31, 2018 and 2017.

	2018		2017		2016
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise

	Warrants	Price	Warrants	Price	Warrants	Price
Warrants outstanding as of September 1	1,566,671	$0.02	7,974,337	$0.03	1,600,000	$0.20
Issued	1,000,000	$2.00	2,655,555	$0.34	11,974,333	$0.03
Exercised	(500,000)	$0.02	(2,955,555)	$0.22	–	–
Expired	(1,066,671)	$0.20	(6,107,666)	$0.03	(5,599,996)	$0.08
Warrants outstanding as of August 31	1,000,000	$2.00	1,566,671	$0.19	7,974,337	$0.03
	–	–	–	–	–	–
Warrants exercisable as of August 31	1,000,000	$2.00	1,566,671	$0.02	7,974,337	$0.03

The weighted average remaining contractual life for the options outstanding as of August 31, 2018 was 0.94 years.

Note 8 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2018 as the Company had cumulative operating losses. For the years ended August 31, 2018 and 2017, the Company incurred net losses for tax purposes of $2,229,392 and $1,114,659, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2036.

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2018 is 23%.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which further reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

Note 8 – Income Taxes (continued)

As of August 31, 2018, the Subsidiary has an accumulated tax loss carry forward of approximately $3,220,000 (as of August 31, 2017, approximately $935,000). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2018	2017
United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2018	2017
US Deferred income tax assets:
Net operating loss carry forwards benefit	$1,523,404	$878,994
Valuation allowance	(1,523,404)	(878,994)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$705,988	$235,664
Valuation allowance	(705,988)	(235,664)
	$–	$–

	August 31,
	2018	2017
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$2,229,392	$1,114,659
Valuation allowance	(2,229,392)	(1,114,659)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $1,114,733 and $598,070 for the years ended August 31, 2018 and 2017, respectively.

Note 8 – Income Taxes (continued)

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2018 and 2017. At August 31, 2018, the Company has net operating loss carry forwards of approximately $7,296,777 which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2018, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 9 – Subsequent Events

On September 5, 2018, the Company announced that it was granted a Patent in Israel for its core technology of personalized cannabinoid-based medicine. The patent encompasses the systems and methods required to produce data on the interaction between different cannabinoids and cancer cells, as noted on the press release of that date.

On September 12, 2018, the Company filed a Prospectus Supplement noting its registration of 277,777 shares to YAII PN, Ltd. for $250,000- in proceeds, as noted in the 8K of that date.

On September 21, 2018, the Company announced that it would present the findings of its Clinical Trial at the International Medical Cannabis Conference in Tel Aviv, as noted on the press release of that date.

On September 24, 2018, the Company announced that it had entered into a Definitive Agreement to price 10,000,000 shares and up to 5,000,000 Warrants for a registered Direct Offering bringing gross proceeds of approximately $7,500,000, as noted on the press release of that date.

On September 26, 2018, pursuant to the Convertible Loan Agreement with Seedo Corp. noted supra, the Company paid its 2nd installment of $500,000 to Seedo Corp.

On September 26, 2018, the Company filed a Prospectus Supplement noting Offering of up to 10,000,000 shares, and 5,000,000 Warrants to Alliance Global Partners, as noted in the 8-K of that date.

On September 27, 2018, the Company filed an 8-K noting the final Agreement with Alliance Global Partners to sell 500,000,000 shares of common stock at $.075 and Warrants at $1.00 per share, as noted in the 8-K of that date

Note 9 – Subsequent Events (continued)

On October 16, 2018, the Company announced Positive Results for its pilot study on treating cancer anorexia-cachexia syndrome (CACS), showing that over 80% of the patients had increase of appetite and 60% had over 10% weight gain increase, as noted on the press release of that date.

On October 25, 2018, the Company was granted a patent for its core technology by the South Africa Patent Office, following approval of the same patent in Israel. The patent encompasses the systems and methods required to produce data on the interaction between different cannabinoids and cancer cells as noted on the press release of that date.

On November 6, 2018, the Company tendered $300,000 to Seedo as part of its obligation under the Convertible Loan Agreement noted supra.

On November 27, 2018, the Company announced its filing a provision patent with the US PTO of Magnetic targeting of Cannabinoids. The patent covers the Company's novel delivery system designed specifically for personalized targeted cannabinoid-based therapy. The title of the filing is "A System and Method for Providing Magnetic targeting of Cannabinoids to Cancer Patients".

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 10 – General & administrate expenses

	For the year Ended August 31, 2018	For the year Ended August 31, 2017

Salaries and related expenses	$184,851	$35,951
Legal and professional fees	247,319	310,750
Consulting – Stock based compensation	1,853,785	880,790
Other expenses	106,443	97,689
	$2,392,398	$1,325,180

Note 11 – Financial (Income) expenses

	For the year Ended August 31, 2018	For the year Ended August 31, 2017

Interest and bank charges	$(852)	$(4,373)
Gain (loss) from warrants evaluation	64,906	(69,027)
Currency exchange differences loss	(32,795)	(10,915)
	$31,259	$(84,315)

Item 12. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 12a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by Cannabics Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Position	Age	Held Position Since
Dr. Eyal Ballan	Director, CTO	43	April 29, 2014
Ehud Rieger	Director	57	January 29, 2018
Uri Ben-Or	CFO	48	November 05, 2016
Eyal Barad	Director, CEO	53	November 13, 2017

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

Ehud Rieger, 57, has 30 years of executive corporate experience, is Manager of Alrig Investments & Finance Ltd. since 1991, and is a Board Member of several private and public companies. He held the rank of Major in the Israeli Defense Forces. Ehud obtained his Law Degree from Tel Aviv University in 1989, and MBA at INSEAD in Fontainebleau, France, in 1990.

Uri Ben-Or, 47 CPA, MBA - CFO, has More than 15 years of experience as CFO of public and private companies in the life science and Medical Device Industry. Uri has significant expertise in public Life Science companies traded on the TASE. In addition, Uri has strong finance, operation, and business development background in both startups and public global companies in the US, Europe, and Israel including developing strategic policy and guidance with respect to corporate structure and fundraising.

Eyal Barad, 53, is a co-founder of Cannabics Inc. He was named Director & COO on November 13th, 2017, as noted in the 8K of that date. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2018 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 14. Executive Compensation

We pay a monthly salary to two of our Directors and Counsel. For the current year ending August 31, 2018, the two Directors received a yearly salary of $461,975.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Ehud Rieger, Director, CEO	2018	$–	$–	$–	$–	$–
Eyal Ballan, Director, CTO	2018	$255,025	$–	$–	$–	$255,025
Eyal Barad, Director, CTO	2018	$206,950	$–	$–	$–	$206,950

The following table sets forth, as of November 29, 2018, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	88,289,594	66.961%

*Our 3 Directors Dr. Eyal Ballan, Eyal Barad and Ehud Rieger are also holders of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

*The Directors of the Company hold positions in Cannabics, Inc., the majority holder. The relative positions of Cannabics, Inc. are listed below:

Shareholder	Common Stock	% Issued
Eyal Barad	316	26%
Eyal Ballan	213	18%
Shay Avraham Sarid	235	20%
Itamar Borochov	234	19%
Seach Sarid Ltd.	40	3%
Ariel Kirtchuk	25	2%
J Riger Ltd	116	10%
Total	1,205	100.00%

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

No other material related party transactions between the Company and its officers, directors or control persons occurred during the fiscal years ended August 31, 2018 and 2017.

Item 16. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Weinstein & Co for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2018, were $10,000.00

Tax Fees

For the fiscal years ended August 31, 2018 and 2017, the Company paid fees of $1,000 for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2018 and 2017, the Company did not pay any other fees.

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

Date: November 29, 2018	By:	/s/ Eyal Barad
Eyal Barad, Director Chief Executive Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

