Form 10-Q
period 2018-11-30
Cannabics Pharmaceuticals Inc.
filed 2019-01-17
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of January 17, 2019, the registrant had 131,943,165 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our products;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	regulatory developments in the U.S. and foreign countries, especially those related to change in, and enforcement of, cannabis laws;

•	our ability to obtain and maintain intellectual property protection for our products; and

•	the anticipated trends and challenges in our business and the market in which we operate.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2018 (filed on November 29, 2018) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2018	2018
ASSETS	( Unaudited )	( Audited )

Current assets:
Cash and cash equivalents	$6,579,908	$1,393,608
Prepaid expenses and other receivables	158,260	227,244
Current royalties	500,000	–
Total current assets	7,238,168	1,620,852

Investment in Eroll Grow Tech Ltd.	1,022,513	589,722
Long term royalties	218,486	–

Equipment, net	1,004,206	974,331

Total assets	$9,483,374	$3,184,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$189,094	$315,737
Due to a related party	223,645	223,645
Total current liabilities	412,739	539,382

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 131,833,165 and 121,575,388 shares issued and outstanding at November 30, 2018 and August 31, 2018 respectively	13,185	12,158
Additional paid-in capital	14,225,814	9,840,420
Issuance of warrants	2,784,388	89,722
Accumulated deficit	(7,952,753)	(7,296,777)
Total stockholders' equity (deficit)	9,070,635	2,645,523

Total liabilities and stockholders' equity	$9,483,374	$3,184,905

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three months Ended
	November 30,	November 30,
	2018	2017

Net revenue	$3,305	$1,758

Gross profit	3,305	1,758

Operating expenses:
Research and development expense	304,183	212,308
Sales and marketing expenses	61,615	137,033
General and administrative expenses	285,797	189,368
Total operating expenses	651,595	538,709

Loss from operations	(648,290)	(536,951)
Other income (loss)
Financial loss	(7,685)	(553)

Net loss	$(655,975)	$(537,504)

Net loss per share - basic and diluted:	$(0.005)	$(0.004)

Weighted average number of shares outstanding - basic and diluted	123,065,008	119,564,840

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three months Ended
	November 30,	November 30,
	2018	2017
Cash flows from operating activities:
Net Loss	$(655,975)	$(537,504)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	46,500	5,140
Interest on loans	–	59
Stock issued for services	–	20,800
Change in fair value of derivative liability	–	(5)
Changes in operating assets and liabilities:
Accounts receivable and pre paid expenses	68,984	95,959
Accounts payable and accrued liabilities	(126,644)	(37,423)
Net cash used in operating activities	(667,135)	(452,974)

Cash flows from investing activities:
Investment	(1,220,000)	–
Acquisition of equipment	(76,376)	(4,470)
Net cash used in investing activities	(1,296,376)	(4,470)

Cash flows from financing activities:
Repayment of loan	–	(22,000)
Proceeds from sale of common stock	7,226,800	–
Costs of raising capital	(76,989)	–
Net cash provided by (used in) financing activities	7,149,811	(22,000)

Net increase (Decrease) in cash	5,186,300	(479,444)
Cash and cash equivalents at beginning of period	1,393,608	3,367,694
Cash and cash equivalents at end of the period	$6,579,908	$2,888,250

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(unaudited)

Note 1– Nature of Business, Presentation and Going Concern

Organization

Cannabics Pharmaceuticals Inc. (the “Company”), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp. On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc., at which time its course of business became pharmaceutical development.

On July 31, 2014, the Company filed its exclusive patent application with the U.S. Patent & Trademark Office (“USPTO”), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long-acting lipid based formulations. This patent is the basis for the Company’s “CANNABICS SR” technology, which consists of the intellectual property (“IP”) for standardized and long-acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously the patent was filed with the Patent Cooperation Treaty (“PCT”) division of the Israeli Patent Office (ILPO) in order to provide international IP protection.

On August 25, 2014, the Company organized G.R.I.N. Ultra Ltd. (“GRIN”), an Israeli corporation, as a wholly-owned subsidiary. GRIN provides research and development activities in Israel.

On February 24, 2016, the Company filed a new patent application for the Company’s slow release (“SR”) medical capsules with the USPTO.

On March 22, 2016, the Company announced the start of a regulated clinical study for cancer patients in Israel under the auspices of the Rambam Medical Center and the Israeli Ministry of Health. This clinical study involves patients with advanced cancer and cancer anorexia cachexia syndrome (CACS), and the endpoints examined are weight gain appetite, quality of life and a marker for anti-cancer activity. Quality of life in patients with CACS is directly related to loss of appetite and weight loss. This study examines the influence of the Company’s SR Capsules on both of these common effects of cancer and cancer treatment. Secondary outcome measures are improvement in appetite, reduction in TNF -alpha level, safety assessment for early psychiatric side-effects, quality of life and evaluation of muscle strength. While this study is taking place in Israel, it is fully registered with the U.S. National Institute of Health under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients," Identifier NCT02359123.

On June 6, 2016, the Company filed a PCT application with the USPTO entitled a "System and Method for High Throughput Screening of Cancer Cells." The Company has developed a proprietary, High Throughput Screening (“HTS”) system which is designed to generate mega-data of specific cannabinoids and cannabinoid formulations with antitumor properties. In this proprietary process, biopsies and live cancer cells lines are treated, in vitro, with innumerous combinations of cannabinoids and the resulting antitumor effects are screened, categorized and actually visually displayed.

On December 1, 2016, the Company announced the results from its cancer HTS system research, which indicate that specific ratios of cannabinoids led to apoptosis in MDA-MB-231 breast cancer cell viability.

On January 3, 2017, the Company announced the development of its 5mg tetrahydrocannabinol (“THC”) capsule intended for naïve patients who have not tried cannabis in the past. The Company’s 5mg THC capsule is currently being evaluated by the Company in its clinical study of palliative treatment, which is conducted by the Oncology Department at the Rambam Medical Center in northern Israel and under strict regulations of the Israeli Ministry of Health, by whom the Company has been licensed since 2014.

On June 30, 2017, the Company announced positive results from its necrosis screening of Circulating Tumor Cells (“CTC”) from colon, breast, and prostate cancer patients treated with specific cannabinoids, adding to its data base of personalized anti-tumor treatment.

On July 12, 2017, the Company announced its formal execution of a Testing & Diagnostics Services Agreement with SIMFO GmbH, a renown German research laboratory, which is collaborative in nature. Pursuant to the agreement, the Company is the exclusive global provider of SIMFO’s CTC diagnostics to cancer patients treated with natural cannabinoids. SIMFO GmbH will obtain the CTC count as well as drug sensitivity tests from treated patients according to the specific cannabinoids which the Company shall request.

On July 24, 2017, the Company announced its establishment of a genetics laboratory to develop diagnostic tools based on human genome, tumor genetics and specific cannabinoids. The Company enlisted Dr. Moran Grinberg as its Vice President of R&D to lead the genetic research. Dr. Grinberg has a Ph.D. in Virology & M.Sc. in clinical pharmacology with managerial experience in executing pharmacological research.

On August 28, 2017, the Company announced it received a positive preliminary international patentability report from the PCT division of the ILPO regarding its patent application relating to personalized screening of necrotic cancer cells through an HTS, finding all claims “innovative and inventive.”

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

These unaudited financial statements should be read in conjunction with our August 31, 2018 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $655,977 for the three months ended November 30, 2018, and has incurred cumulative losses since inception of $7,952,753. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $304,183 and $212,308 for the three months ended November 30, 2018 and 2017, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the three months ending November 30, 2018, the Company paid $130,000 in salaries, including socials benefits, to two directors, compared to $125,000 for the three months ending November 30, 2017.

The Company had a balance outstanding at November 30, 2018 of $223,645 compared to $224,298 at November 30, 2017, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 4 – Commitments and Contingencies

Effective January 4, 2017, the Company entered into a six-month operating lease for its research and development activities in Tel Aviv, Israel, with a six months extension option. On May 22, 2017, the Company exercised the lease option for an additional six months. In November 2017 and May 2018, respectively, the Company extended the lease agreement for additional six month periods. In November 2018, the Company extended the lease agreement for an additional twelve month period.

Effective February 1, 2018, the Company entered into a 24-month operating lease for its lab activities in Rehovot, Israel, with a 24 months extension option.

Effective June 1, 2018, the Company entered into a 36-month car lease for one of its executive officers.

As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $58,000.

Note 5 – Subsequent Events

As disclosed pursuant to a Current Report on Form 8-K filed with the SEC on August 14, 2018, the Company executed a Convertible Loan Agreement (the “Convertible Loan Agreement”) with Eroll Grow Tech Ltd. (doing business as Seedo) (“Seedo”), a private Israeli corporation, pursuant to which the Company agreed to invest up to $2,000,000 in Seedo. The Company funded an aggregate of $1,000,000 of such amount on August 13, 2018 and September 26, 2018. On November 6, 2018, the Company funded $300,000 to Seedo and on December 10, 2018, the Company funded $700,000, thus fulfilling its obligations pursuant to the Convertible Loan Agreement.

On December 11, 2018, the Company announced it had begun the accreditation process for its International Organization for Standardization (“ISO”) application for its diagnostics platform towards commercialization. ISO 15189:2012 is the international standard for quality management and competence for medical laboratories by regulators and accrediting bodies.

On December 26, 2018, the Company announced its new provisional patent application for personalized cannabimetic compositions modeling and production. The patent covers the Company's technology which enables the transfer of data from its proprietary personalization platform of cannabis strains and cancer to medical cannabis businesses worldwide and overcome the limitations of exporting and importing cannabinoid compounds due to current regulations.

On December 7, 2018, the Company issued 90,000 shares of its common stock to a consultant for services. The fair value was determined based on the current market price per share on the date of issuance at a price of $0.39.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We are a pioneer in the constellation of cannabis cancer and diagnostics. Personalization of cannabinoid-based treatments is our main scope, addressing the rapidly growing yet unmet need of cancer patients who are prescribed with cannabis. The multifactorial benefits of cannabis create an arising need that may unravel a new attitude to cancer treatment and prevention. The palliative aspects of cannabis such as reducing pain and nausea, propel the market to create over-the-counter and pharmaceutical grade cannabis products to cancer patients. With minor side effects and no toxicity, the only barrier to millions of cancer patients is worldwide regulation. The legalization of cannabis worldwide is being generated both by medical and financial processes exposing and legitimizing cannabis consumption as a medical treatment. The number of cancer patients, caregivers and doctors that are exposed to cannabis is growing rapidly as new countries i.e. Germany, Canada, Australia and others adopt new regulations and introduce natural cannabis products to the health system. Since the palliative properties of cannabis as pain and nausea reduction are widely accepted by physicians, along with a growing body of clinical proof, and patient advocating these benefits; we believe that in next decade a large percentage of cancer patients worldwide will be treated with cannabis in varied medications both pharmaceutical and as a nutraceutical. It is already scientifically proven that cannabinoids impact cell cycle though partially known biological mechanisms and impact many aspects of human biology and health. This unique situation in which a highly active compound (i.e. THC, CBD) consumed by large portions of the population creates an unmet need to decipher the biological and clinical prospects of these compounds. Cannabics’ vision is to build a platform of data from which medications can be formulated, patients diagnosed and treated in a personalized manner. Our goal is to seek novel technologies in cancer medicine and assimilate them into cannabinoid medicine. The results we have gained in performing invitro studies and clinical studies are part of a growing holistic prospect of the treatment of cancer and other indications with cannabis. We have recently finished our first clinical study and leveraged our R&D lab to perform in vitro tests and develop new formulations. As pioneers in this mission, we hope and believe that the database we create and the knowledge we gain will serve any cancer patient who is administered cannabis and will lead to better and more predictable outcomes. The still confining U.S. regulation creates an advantage for Cannabics which is specifically licensed to conduct such research and clinical studies by the Israeli Ministry of Health.

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

Personalized Medicine

Despite significant progress in cancer diagnostics and development of novel therapeutic regimens, successful treatment of advanced forms of cancer is still a challenge and may require personalized therapeutic approaches. Our licensed Israeli facility operates a unique research and development laboratory which combines high throughput screening (“HTS”) capabilities with the most advanced data tools. The HTS platform allows us to test many compounds on cancerous cell lines and tissues and measure the therapeutics effects of these compounds. Our advantage is in the specialized library which is composed of a collection of cannabis extracts and pure natural and synthetic cannabinoids. The library will also include a costumed cannabinoid matrix, to assess the possible interaction of combination therapy.

Our lab is equipped with a collection of state of the art instruments to enable miniaturization and automation of a variety of biological assays. The automated system is comprised of:

1.	High Content Screening Platform, which is an automated cellular imaging and analysis platform designed for quantitative microscopy.

2.	Flow cytometry, which enables multi-parametric single cell analysis.

3.	Automated workstation, for liquid handling for dispensing accurate and reproducible volumes of liquids and compounds.

4.	Multimode microplate reader, designed for fast measurements of numerous biological reactions/processes.

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

Our proprietary test fuses two separate aspects which in fact complement each other:

1. Cell Count - The test uses Circulating Tumor Cells (“CTC”) technology that marks and counts cancer cells from the blood sample. This test is a marker for cancer progression and treatment efficacy. It could be implemented as a follow up of disease progression while the patient is treated with cannabis. We hypothesize that the accumulated data will eventually be a predictor for actual treatment outcome.

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

Our clinical study was led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for melanoma and sarcoma patients. The main endpoints of the treatment of patients with advanced cancer and CACS are weight gain and QoL. The study is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123 .

Business Update

As disclosed pursuant to a Current Report on Form 8-K filed with the SEC on August 14, 2018, we executed the Convertible Loan Agreement with Seedo, pursuant to which we agreed to invest up to $2,000,000 in Seedo. We funded $1,000,000 of such amount in August 13, 2018 and September 26, 2018. On November 6, 2018, we funded $300,000 to Seedo and on December 10, 2018, we funded $700,000, thus fulfilling its obligations pursuant to the Convertible Loan Agreement.

On December 11, 2018, we announced it had begun the accreditation process for its International Organization for Standardization (“ISO”) Application for its Diagnostics Platform towards commercialization. ISO 15189:2012 is the international standard for quality management and competence for medical laboratories by regulators and accrediting bodies.

On December 26, 2018, we announced its new provisional patent application for personalized cannabimetic compositions modeling and production. The patent covers our technology which enables the transfer of data from its proprietary personalization platform of cannabis strains and cancer to medical cannabis businesses worldwide and overcome the limitations of exporting and importing cannabinoid compounds due to current regulations.

Results of Operations

For the Three Months Ended November 30, 2018 and 2017

Revenues

We received $3,305 from licensing agreements in the form of royalties during the three months ended November 30, 2018 compared to $1,758 for the three months ended November 30, 2017. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the three months ended November 30, 2018 our total operating expenses were $651,595 compared to $538,709 for the three months ended November 30, 2017 resulting in an increase of $112,886. The increase is attributable to increase of $91,875 in research and development expenses and a total increase of $21,011 in general administration, and sales and marketing expenses.

We incurred a financial expense of $7,685 for the three months ended November 30, 2018, compared to financial expense of $553 for the three months ended November 30, 2017. The increase in financial expense was mainly attributable to currency exchange differences. As a result, the net loss was $655,975 for the three months ended November 30, 2018 compared to $537,504 for the three months ended November 30, 2017.

Net loss

Net loss increased by $118,471 or 22.2%, to $655,975 for the three months ended November 30, 2018, compared to a net loss of $537,504 for the three months ended November 30, 2017.

Liquidity and Capital Resources

Overview

As of November 30, 2018, we had $6,579,908 in cash compared to $2,888,250 on November 30, 2017. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2018 compared to the Three Months Ended November 30, 2017

We used cash in operations of $667,137 for the three months ended November 30, 2018 compared to cash used in operations of $452,974 for the three months ended November 30, 2017. The negative cash flow from operating activities for the three months ended November 30, 2018 is primarily attributable to the Company's net loss from operations of $655,977, offset by depreciation of $46,500, an increase in accounts payables and accrued liabilities of $126,644, a decrease of $68,984 in account receivables and prepaid expenses and a decrease in fair value of derivative liability of $5.

We had cash flow from investing activities of $1,296,374 during the three months ended November 30, 2018, compared to $4,470 cash flow from investing activities for the three months ended November 30, 2017. The reason for the increase in cash flow from investing activities is primarily due to the purchase of fixed assets in an the aggregate amount of $76,374, and funds invested in Seedo, pursuant to the Convertible Loan Agreement, in the aggregate amount of $1,220,000.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2018 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2018, included in our Annual Report on Form 10-K as filed on November 29, 2018, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabics Pharmaceuticals Inc.

Date: January 17, 2019	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 17, 2019	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

