Form 10-Q
period 2019-02-28
Cannabics Pharmaceuticals Inc.
filed 2019-04-15
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

As of April 12, 2019, the registrant had 134,458,775 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2019

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31,
	2019	2018
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$5,167,840	$1,393,608
Prepaid expenses and other receivables	274,513	227,244
Current royalties	500,000	–
Total current assets	5,942,353	1,620,852

Investment in Eroll Grow Tech Ltd.	7,325,357	589,722
Long term royalties	4,082,000	–

Equipment, net	994,470	974,331

Total assets	$18,344,179	$3,184,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	152,536	315,737
Due to a related party	223,645	223,645
Total current liabilities	376,180	539,382

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 132,194,831 and 121,575,388 shares issued and outstanding at February 28, 2018 and August 31, 2018 respectively	13,219	12,158
Additional paid-in capital	14,509,120	9,840,420
issuance of warrants	2,784,388	89,722
Other comprehensive income	4,884,357	–
Accumulated deficit	(4,223,086)	(7,296,777)
Total stockholders' equity (deficit)	17,967,999	2,645,523

Total liabilities and stockholders' equity	$18,344,179	$3,184,905

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Net revenue	$2,320	$1,931	$5,625	$3,689

Operating expenses:
Research and development expense	$428,044	$105,243	$732,227	$317,551
Sales and marketing expenses	74,949	139,061	136,564	276,094
General and administrative expenses	395,374	1,459,073	681,171	1,648,441

Total operating expenses	898,367	1,703,377	1,549,961	2,242,086

Loss from operations	(896,047)	(1,701,446)	(1,544,336)	(2,238,397)

Other income
Financial Income (Loss)	4,625,713	66,379	4,618,028	65,826

Net income (loss)	3,729,666	(1,635,068)	3,073,691	(2,172,572)

Profit from available for sale assets	4,884,357	–	4,884,357	–
Total comprehensive income (loss)	$8,614,023	$(1,635,068)	$7,958,048	$(2,172,572)

Net income (loss) per share - basic and diluted:	$0.065	$(0.014)	$0.065	$(0.018)

Weighted average number of shares outstanding - Basic and Diluted	132,023,646	120,187,615	122,429,506	119,874,507

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28,	February 28,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$3,073,691	$(2,172,572)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	96,430	19,292
Interest on loans	–	(402)
Royalties receivables valuation	–
Investment valuation	–	–
Stock issued for services	215,875	1,432,003
Change in fair value of Financial assets	(4,582,000)	–
Change in fair value of derivative liability	–	(66,010)
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	(47,269)	36,130
Accounts payable and accrued liabilities	(163,202)	(136,012)
Net cash used in operating activities	(1,406,474)	(887,571)

Cash flows from investing activities:
Investment	(1,920,000)	–
Acquisition of equipment	(116,571)	(643,872)
Net cash used in investing activities	(2,036,571)	(643,872)

Cash flows from financing activities:
Proceeds from Promissory note.	–
Repayment of loan	–	(22,000)
Proceeds from sale of common stock	7,294,266	1,050,000
Costs of raising capital	(76,989)	–
Net cash provided by financing activities	7,217,277	1,028,000

Net increase ( Decrease ) in cash	3,774,232	(503,443)
Cash and cash equivalents at beginning of the Period	1,393,608	3,367,694
Cash and cash equivalents at end of the Period	$5,167,840	$2,864,251

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1–Nature of Business, Presentation and Going Concern

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net profit of $3,073,691 for the six months ended February 28, 2019, it has incurred cumulative losses since inception of $4,223,086. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $732,227 and $317,551 for the six months ended February 28, 2019 and 2018, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the six months ending February 28, 2019, the Company paid $258,800 in salaries, including socials benefits, to two directors, compared to $236,560 for the six months ending February 28, 2018.

The Company had a balance outstanding at February 28, 2019 and at February 28, 2018 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

Note 5 – Subsequent Events

On February 7, 2019, the Company executed a Joint Venture Agreement with Wize Pharma, Inc. (“Wize Pharma”), pursuant to which the parties agreed to form a joint venture entity in Israel to jointly research, develop and administer cannabinoid formulations to treat ophthalmic conditions. In connection with the Joint Venture Agreement, Wize Pharma issued the Company 900,000 shares of common stock of Wize Pharma and the Company issued Wize Pharma 2,263,944 shares of its common stock to Wize Pharma Inc.

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

Business Update

On February 4, 2019, the Company converted a portion of its outstanding convertible loan issued to Seedo Corp. pursuant to which the Company was issued an aggregate of 2,810,170 common shares of Seedo Corp.

On February 7, 2019, the Company executed a Joint Venture Agreement with Wize Pharma, pursuant to which the parties agreed to form a joint venture entity in Israel to jointly research, develop and administer cannabinoid formulations to treat ophthalmic conditions. In connection with the Joint Venture Agreement, Wize Pharma issued the Company 900,000 shares of common stock of Wize Pharma and the Company issued Wize Pharma 2,263,944 shares of its common stock to Wize Pharma Inc.

Results of Operations

For the Three Months Ended February 28, 2019 and 2018

Revenues

We received $2,320 from licensing agreements in the form of royalties during the three months ended February 28, 2019 compared to $1,931 for the three months ended February 28, 2018. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the three months ended February 28, 2019 our total operating expenses were $898,366 compared to $1,703,377 for the three months ended February 28, 2018, resulting in an decrease of $805,010. The decrease is attributable to a total decrease of $1,127,811 in general administration, and sales and marketing expenses and partially offset by an increase of $322,801 in research and development expenses.

We realized financial income of $4,625,713 for the three months ended February 28, 2019, compared to incurring financial expense of $66,379 for the three months ended February 28, 2018. The decrease in financial expense was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo, in the total amount of $4,582,000 and exchange differences in total of $36,562. As a result, the net profit was $3,729,666 for the three months ended February 28, 2019, compared to a net loss of $1,635,068 for the three months ended February 28, 2018.

Net profit

Net profit was $3,729,666 compared to net loss $1,635,068 for the three months ended February 28, 2019, for the reasons explained above.

Other comprehensive profit

We realized other comprehensive income of $4,884,357 for the three months ended February 28, 2019. The income was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo, in the total amount of $4,884,357 As a result, the total comprehensive profit was $8,614,023 for the three months ended February 28, 2019.

For the Six Months Ended February 28, 2019 and 2018

Revenues

We received $5,625 from licensing agreements in the form of royalties during the six months ended February 28, 2019 compared to $3,689 the six months ended February 28, 2018. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the six months ended February 28, 2019 our total operating expenses were $1,549,961 compared to $2,242,086 for the six months ended February 28, 2018, resulting in a decrease of $692,125. The decrease is attributable to an a total decrease of $1,106,800 in general administration, and sales and marketing expenses and partially offset by an increase of $414,676 in research and development expenses.

We realized financial income of $4,618,028 for the six months ended February 28, 2019, compared to financial income of $65,826 for the six months ended February 28, 2018. The increase in financial income was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo, in the total amount of $4,582,000 and exchange differences in total of $36,562. As a result, the net profit was $3,073,691 for the six months ended February 28, 2019, compared to a net loss of $2,172,572 for the three months ended February 28, 2018.

Net loss

Net profit was $3,073,691 compare to net loss $2,172,572 for the six months ended February 28, 2019, for the reasons explained above.

Other comprehensive profit

We incurred an other comprehensive income of $4,884,357 for the six months ended February 28, 2019. The income was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo, in the total amount of $4,884,357 As a result; the total comprehensive profit was $7,598,048 for the six months ended February 28, 2019.

Liquidity and Capital Resources

Overview

As of February 28, 2019, we had $5,167,840 in cash compared to $1,393,608 on August 31, 2018. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 28, 2019 compared to the Six Months Ended February 28, 2018

We used cash in operations of $1,406,474 for the six months ended February 28, 2019 compared to cash used in operations of $887,571 for the six months ended February 28, 2018. The negative cash flow from operating activities for the six months ended February 28, 2019 is primarily attributable to the Company's net profit from operations of $3,073,691, offset by depreciation of $96,430, a decrease in accounts payables and accrued liabilities of $163,202, an increase of $47,269 in account receivables and prepaid expenses and an increase in changes in fair value of a financial asset, consisting of the Company’s shares held in Seedo, of $4,582,000 and stock issued for services in a total of $215,875.

We had cash flow used in investing activities of $2,036,571 during the six months ended February 28, 2019, compared to $643,872 cash flow from investing activities for the six months ended February 28, 2018. The reason for the increase in cash flow from investing activities is due to the Company’s investment in Seedo in total of $1,920,000 and its purchase of fixed assets in the aggregate amount of $116,571.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 10.1*	Joint Venture Agreement by and between Cannabics Pharmaceuticals Inc. and Wize Pharma, Inc. dated February 7, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2019).

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabics Pharmaceuticals Inc.

Date: April 15, 2019	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2019	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

