Form 10-Q
period 2019-05-31
Cannabics Pharmaceuticals Inc.
filed 2019-07-15
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

(877) 424-2429

(Registrant’s telephone number, including area code)

_____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of July 14, 2019, the registrant had 134,458,775 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2019

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2019	2018
ASSETS	( Unaudited )	( Audited )

Current assets:
Cash and cash equivalents	$493,502	$1,393,608
Prepaid expenses and other receivables	355,704	227,244
Held for trading Investments	3,854,868	–
Current royalties	500,000	–
Total current assets	5,204,074	1,620,852

Available for sale Investments	9,222,389	589,722
Long term royalties	4,327,000	–

Equipment, net	1,018,254	974,331

Total assets	$19,771,717	$3,184,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	230,490	315,737
Due to a related party	223,645	223,645
Total current liabilities	454,135	539,382

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 134,458,775 and 121,575,388 shares issued and outstanding at May 31, 2019 and August 31, 2018 respectively	13,446	12,158
Additional paid-in capital	15,418,827	9,840,420
Issuance of warrants	2,784,388	89,722
Other comprehensive income	5,871,456	–
Accumulated deficit	(4,770,535)	(7,296,777)
Total stockholders' equity (deficit)	19,317,582	2,645,523

Total liabilities and stockholders' equity	$19,771,717	$3,184,905

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Net revenue	$2,160	$2,956	$7,785	$6,645

Operating expenses:
Research and development expense	$333,759	$263,514	$1,065,986	$581,065
General and administrative expenses	447,923	591,199	1,265,658	2,515,734

Total operating expenses	781,682	854,713	2,331,644	3,096,799

Loss from operations	(779,522)	(851,757)	(2,323,859)	(3,090,154)

Other income
Financial (loss) income	232,073	(20,017)	4,850,101	45,809

Net (loss) income	(547,449)	(871,774)	2,526,242	(3,044,345)

Profit from available for sale assets	987,099	–	5,871,456	–
Total comprehensive (loss) income	$439,650	$(871,774)	$8,397,698	$(3,044,345)

Net income (loss) per share - basic and diluted:	$(0.004)	$(0.007)	$0.019	$(0.025)

Weighted average number of shares outstanding - Basic and Diluted	135,221,626	120,531,021	132,087,744	120,500,953

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$2,526,242	$(3,044,345)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	142,009	33,640
Interest on loans	–	(400)
Royalties receivables valuation	(4,827,000)	–
Stock issued for services	215,875	1,777,169
Gain from held for trading investments	(68,528)	–
Change in fair value of derivative liability	–	(66,010)
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	(128,460)	34,176
Accounts payable and accrued liabilities	(85,247)	(87,425)
Net cash used in operating activities	(2,225,109)	(1,353,195)

Cash flows from investing activities:
Available for sale investments	(1,920,000)	–
Held for trading investments	(3,786,343)	–
Acquisition of equipment	(185,932)	(742,137)
Net cash used in investing activities	(5,892,275)	(742,137)

Cash flows from financing activities:
Repayment of loan	–	(22,000)
Proceeds from sale of common stock	7,294,266	1,050,000
Costs of raising capital	(76,989)	(85,000)
Net cash provided by financing activities	7,217,277	943,000

Net increase (decrease) in cash	(900,106)	(1,152,332)
Cash and cash equivalents at beginning of the Period	1,393,608	3,367,694
Cash and cash equivalents at end of the Period	$493,502	$2,215,362

Significant non-cash transactions:
Issuance of Warrants	$–	$89,722
Issuance of Shares	$909,933	$–

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

On July 31, 2014, the Company filed its exclusive patent application with the U.S. Patent & Trademark Office (“USPTO”), which covers the proprietary technology developed by its team of experts in the field of cannabinoid long-acting lipid-based formulations. This patent is the basis for the Company’s “CANNABICS SR” technology, which consists of the intellectual property (“IP”) for standardized and long-acting medical cannabis capsules, designed for patients suffering from diverse indications. Simultaneously the patent was filed with the Patent Cooperation Treaty (“PCT”) division of the Israeli Patent Office (ILPO) in order to provide international IP protection. The U.S. patent application was later abandoned and no national phase entries were made for the PCT application.

On August 25, 2014, the Company organized G.R.I.N. Ultra Ltd. (“GRIN”), an Israeli corporation, as a wholly-owned subsidiary. GRIN provides research and development activities in Israel.

On March 22, 2016, the Company announced the start of a regulated clinical study for cancer patients in Israel under the auspices of the Rambam Medical Center and the Israeli Ministry of Health. This clinical study involves patients with advanced cancer and cancer anorexia cachexia syndrome (CACS), and the endpoints examined are weight gain appetite, quality of life and a marker for anti-cancer activity. Quality of life in patients with CACS is directly related to loss of appetite and weight loss. This study examines the influence of the Company’s slow release (“SR”) capsules on both of these common effects of cancer and cancer treatment. Secondary outcome measures are improvement in appetite, reduction in TNF-alpha level, safety assessment for early psychiatric side-effects, quality of life and evaluation of muscle strength. While this study is taking place in Israel, it is fully registered with the U.S. National Institute of Health under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients," Identifier NCT02359123.

On May 4, 2016, the Company filed a PCT application with the USPTO entitled a "System and Method for High Throughput Screening of Cancer Cells." The Company has developed a proprietary, High Throughput Screening (“HTS”) system which is designed to generate mega-data of specific cannabinoids and cannabinoid formulations with antitumor properties. In this proprietary process, biopsies and live cancer cells lines are treated, in vitro, with innumerous combinations of cannabinoids and the resulting antitumor effects are screened, categorized and actually visually displayed.

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

On February 23, 2017, a PCT application was filed with the Israel Patent Office entitled “entitled “Cannabinoid Compositions, Methods of Manufacture and Use Thereof” relating to the CANNABICS SR technology for treatment of CACS claiming priority from the previously filed US Provisional and Israeli patent applications.

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

On September 25, 2017, the Company announced its filing of “National Phase Applications” for its proprietary system and method of High Throughput Screening (HTS) of cancer cells. The proprietary technology patented relates to novel means of personalizing cannabis-based treatments of cancer utilizing high throughput screening of biopsies and cell lines treated with pure or crude extracts. The applications were filed in China, Japan, Canada, India, the U.S., Israel, Australia, Europe, Brazil, Mexico, South Africa and Hong Kong. Patents were granted in Israel and South Africa and the remaining applications are still pending.

On November 8, 2017, the Company announced its Patent Application with the USPTO for “Cannabinoid Modulation for the Microbiome.” This pioneering patent is based on profiling and modulating patient-derived microbiota, securing the ongoing proprietary data on the use of cannabinoid products for adjusting the varied microbial populations which live on and in the body, making personalized medicine much more specific. A utility patent application claiming priority from the aforementioned provisional application was filed with the USPTO the following year.

On November 13, 2017, Eyal Barad was named as a 3rd Director and COO, as noted in the Current Report on Form 8-K of that date.

On November 13, 2017, the Company announced that it had dismissed its previous Auditor and had engaged Weinstein & Co, as disclosed in the 8-K of that date.

On December 14, 2017, GRIN Ultra Ltd., the R&D subsidiary of Cannabics Pharmaceuticals Inc., (“the Company”) executed a Sales, Support & Maintenance Agreement with Rhenium Equipment for Research Labs Ltd. (“Rhenium”), a premier Israeli Research & Diagnostic equipment supplier for acquisition of custom designed and fully automated CTC (Circulating Tumor Cells) and HTS (High Through Output Screening) machines, including a service agreement for the next two years to service said equipment. The total cost of said agreement was $747,689.00, which was paid in full to Rhenium.

On January 2, 2018, a PCT application was filed with the Israeli Patent Office titled “Method For Sensitivity Testing Of Cannabinoids On Patient-Derived Tumor Biopsies and CTCs.” The patent application is directed the Company’s technology related to a method for selecting a personalized cannabinoid-based therapy for cancer patients by utilizing the Company’s proprietary HTS of cannabinoid-based analytes on circulating tumor cells isolated from the patient. The PCT application is expected to enter the national phase by March 4, 2020.

On January 3, 2018, D-Beta One EQ, Ltd executed 500,000 option rights pursuant to the Subscription Agreement between the Companies of May 8th, 2017. Under the terms of the Agreement, D-Beta One EQ, Ltd. was granted warrants to purchase up to 1,500,000 shares of the Company’s common stock for $2.00 per share, which is exercisable until May 7, 2018. D-Beta One EQ, Ltd. exercised their option to purchase an additional 500,000 shares of common stock at $2.00. per share for a net investment of $1,000,000.00.

On February 20, 2018, the Company hired Yasha Borstein as Chief Data Officer for implementation of industry compliance and analytic application of its proprietary data methods relating to diagnostic procedures for screening cancer.

On February 21, 2018, the Company’s Dr. Moran Grinberg, VP of R&D was Key Note Speaker at a conference in Tel Aviv. Her session was entitled “Bringing Personalized cannabinoid-based medicine to the World.”

On March 29, 2018, the Company announced positive preliminary results from its pre-clinical study and anti-tumor effects of cannabinoids on cancerous tumor cells. The results validated the Company’s understanding that certain cannabinoid compounds have various apoptotic effects upon cancer cells of both breast cancer and prostate cancer.

On April 18, 2018, the Company announced its receipt of Notice of Allowance from the Israeli Patent Office to its patent application relating to its proprietary methodology of screening cancer cells.

On April 30, 2018, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YAII PN, Ltd., ("YAII PN Ltd.”). The SEDA with YAII PN enables the selling of up to $10,000,000 of our common stock at the Company’s request any time during the 36 months following the date of the agreement entered on May 8, 2018, as noted in the 8K filed the same day.

On May 5, 2018, the Company announced its collaboration with Life Source Partners’ CEO Dr. Muriel Zohar, Ph.D., MBA, to optimize its proprietary technology applications. Dr. Zohar holds a doctoral degree from the Weizmann Institute of Science and completed her postdoctoral training in Molecular Oncology at the National Institute of Health (U.S.) as a distinguished Intramural Research Training Award fellow.

On May 22, 2018 the Company announced its hiring of two new scientists to further develop its diagnostic cancer screening tests. Dr. Haleli Sharir, Ph.D. as principal scientist, and Dr. Nir Kfir, Ph.D. as senior scientist. Both scientists are engaged in creating and supporting the Company’s data-discovery process relating to cancer, blood cells and cannabinoids.

On July 3, 2018, the Company announced the conclusion of its Clinical Trial on Cannabics SR 5mg for Cancer Anorexia Cachexia Syndrome (CACS). On October 14, 2018, the Company Presented the results of its Clinical Trial at the International Medical Cannabis Conference in Tel Aviv. The results were presented by Dr. Gil Bar-Sela, Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for Melanoma and Sarcoma patients.

On August 10, 2018, the Company entered into a $2 Million-dollar Convertible Loan Agreement with Eroll Grow Tech Ltd., a private Israel corporation. Pursuant to the Agreement, the Company invested $500,000 immediately, to be followed by a 2nd tranche of $500,000 and a final tranche of $1,000,000. Said $1,000,000 is convertible into shares of Seedo Corp. at the Company’s option, as disclosed in the Current Report on Form 8-K filed with the SEC on August 14, 2018.

On August 14, 2018, the Company announced a Partnership with Eroll Grow Tech Ltd. (“Seedo Corp.”), which has developed the first mass produced high tech, remote controlled device for raising medical cannabis, as noted on the press release of that date.

On August 28, 2018, the Company announced that it appointed Dr. Estery Giloz-Ran to its Advisory Board. Dr. Estery Giloz-Ran is a PhD and CPA and worked as head of grants capital investment at Intel, Israel, and served as Director on several Nasdaq companies, as noted on the press release of that date.

On September 24, 2018, the Company announced that it had entered into a Securities Purchase Agreement with certain investors relating to the issuance and sale of 10,000,000 shares of the Company’s common stock and warrants to purchase up to 5,000,000 shares of the Company’s common stock, in a registered Direct Offering, recognizing gross proceeds of approximately $7,500,000. Alliance Global Partners served as the placement agent. The securities were offered and sold pursuant to a prospectus, dated April 21, 2017, and a prospectus supplement, dated September 24, 2018, in connection with a takedown from the Company's effective shelf registration statement on Form S-3, File No. 333-216845, as noted in the 424(b)(5) Prospectus Supplement filed with the SEC on September 26, 2018, and the Current Report on Form 8-K filed on September 27, 2018.

On October 25, 2018, the Company announced it was granted its patent for its core technology by the South Africa Patent Office. Following the patent's approval in Israel in September, 2018. This patent encompasses the systems and methods required to produce data on the interaction between different cannabinoids and cancer cells. This technology enables screening the effects of a multitude of compounds derived from the cannabis plant on cancer cell lines and biopsies. The technology will facilitate the development of more accurate cannabinoid compounds designated for specific cancers and specific genetic profile of patients, and at the same time will serve as a source for supportive data for cannabinoid-based treatments.

On December 1, 2018, the Company announced that it started the accreditation process in accordance with ISO 15189:2012 for its drug screening and diagnostics laboratory, which it expects to receive by the end of next year. ISO is the accepted "International Organization for Standardization", and ISO 15189:2012 is the international standard for quality management and competence for Medical Laboratories by regulators and accrediting bodies. This accreditation demonstrates to the marketplace and to regulators that the medical laboratory has met the highest scientific standards for accreditation and compliance. The Company plans to leverage its state-of-the-art high throughput screening platform utilizing cannabis extracts on human cancer cells and recommend the optimal cannabinoid treatment for each patient based on their own biopsies and personalized clinical data.

On January 8, 2019, the Company converted a $1 million convertible loan to Seedo Corp. into 770,170 common shares of Seedo Corp. Said conversion was pursuant to the Loan Agreement between the Companies of August 10, 2018, and disclosed in the Company’s Current Report on Form 8-K filed with the SEC of August 14, 2018.

On February 7, 2019, the Company announced that it entered into an agreement with Wize Pharma, Inc. (ticker symbol WIZP), a clinical-stage biopharmaceutical company focused on the treatment of ophthalmic disorders which has distribution rights of known medical formulae related to eye diseases. The two companies have agreed to research, develop, and administer cannabinoid formulations to treat ophthalmic disorder indications with the end goal of identifying a potential FDA route for ophthalmic therapy containing cannabinoids.

On February 19, 2019, the Company announced that it submitted a protocol for the Helsinki Committee to conduct a nationwide study which will apply Cannabics' high throughput screening platform to analyze the anti-tumor properties of cannabinoid compounds and chemotherapies on fresh biopsies. If the proposed study is approved, Cannabics will be able to obtain, upon patients' consent, a live biopsy and blood sample and perform drug sensitivity and drug resistance tests. This protocol is part of Cannabics' ongoing mission to commercialize its personalized diagnostics and apply its technology to Cannabinoids and chemotherapy, which in turn will provide doctors and their patients supportive data for more informed treatment decisions.

On May 31, 2019, the Company transferred 58,824 of the shares it held in Seedo Corp. to YA PN Ltd. Said transfer was in fulfillment of the Company’s obligations to YA PN Ltd. pursuant to the Standby Equity Distribution Agreement (the “SEDA”), dated April 30, 2018, by which the Company was obligated to pay $150,000 on the one year anniversary of the SEDA. The number of shares transferred was derived from the $2.55 closing bid price of Seedo Corp. as of May 21, 2019, and therefore equal in value to the amount owed per the SEDA.

Recent Developments

On April 17, 2019, the Company announced that it obtained approval for a nationwide Israeli multisite clinical study on the antitumor properties of cannabinoid compounds on primary cancer biopsies. The apoptotic/cytotoxic effects of a multitude of cannabinoid extracts will be evaluated via Cannabics' high throughput screening platform. The screening of the antitumor properties of cannabinoids on cancer cell lines produces data on groups of patients, while the primary biopsy samples provide insights on the individual level and may better predict the clinical outcome, thereby improving preclinical development of proprietary antitumor compounds.

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

These unaudited financial statements should be read in conjunction with our August 31, 2018 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 29, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net profit of $2,562,242 for the nine months ended May 31, 2019, it has incurred cumulative losses since inception of $4,770,535. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expenses were $1,065,986 and $581,065 for the nine months ended May 31, 2019 and 2018, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the nine months ending May 31, 2019, the Company paid $394,514 in salaries, including socials benefits, to two directors, compared to $510,800 paid to three directors for the nine months ending May 31, 2018.

The Company had a balance outstanding at May 31, 2019 and at May 31, 2018 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 4 – Commitments and Contingencies

Effective January 4, 2017, the Company entered into a six-month operating lease for its research and development activities in Tel Aviv, Israel, with a nine months extension option. On May 22, 2017, the Company exercised the lease option for an additional six months. In November 2017 and May 2018, respectively, the Company extended the lease agreement for additional six-month periods. In November 2018, the Company extended the lease agreement for an additional twelve-month period.

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

Note 5 – Subsequent Events

On April 17, 2019, the Company announced approval from the Israeli Health Ministry for a nationwide multi-site clinical study on the antitumor properties of cannabinoid compounds on primary cancer biopsies.

On June 21, 2019, the Company announced the appointment of two independent directors to its Board of Directors, as noted in the Company’s 8-K filed with the SEC on June 25, 2019. Each director was granted 125,000 shares and options to purchase up to 125,000 at $0.30, with a term of one year.

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

Cancer and Cannabinoids

Natural products have served as vital resources for cancer therapy (e.g.,Vinca alkaloids, paclitaxel, etc., which are used as conventional chemotherapeutic agents) and are also sources for novel drugs. Natural products from plants therefore represent an excellent resource for targeted therapies, as phytochemicals and herbal mixtures act multi-specifically, i.e. they attack multiple targets at the same time. Furthermore, the problem of drug resistance may be approached by integrating phytochemicals and phyto-therapy into academic western medicine through derivation and integration of data and as adjunct to conventional treatments. The integration of phytochemicals and phyto-therapy into cancer medicine represents a valuable asset to chemically synthesized chemicals and therapeutic antibodies. Cannabinoids are excellent candidates for this approach. Cannabinoids are a class of over 60 compounds derived from the plant cannabis sativa , as well as the synthetic or endogenous versions of these compounds. Cannabinoids show specific cytotoxicity against tumor cells, while protecting healthy tissue from apoptosis. These effects are exerted through cannabinoid receptors CB1 and CB2 in mammals and through non-receptor signaling pathways. Recent studies suggest that cannabinoids contribute to maintaining balance in cell proliferation and that targeting the endo-cannabinoid system can affect growth of several different types of cancer, including gliomas, breast, colon, prostate, and hepatocellular carcinoma.

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

Our clinical study was led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for melanoma and sarcoma patients. The main endpoints of the treatment of patients with advanced cancer and CACS are weight gain and QoL. The study is fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123

Business Update

On May 22, 2019, the Company executed an agreement to, and on May 31, 2019 transferred, 58,824 shares of Seedo Corp. it holds in its name to YAII PN, Ltd. This tender of shares was in lieu of a $150,000 cash payment due to YAII PN, Ltd. per the SEDA dated April 30, 2018, and satisfied this payment in full.

Results of Operations

For the Three Months Ended May 31, 2019 and 2018

Revenues

We received $2,160 from licensing agreements in the form of royalties during the three months ended May 31, 2019 compared to $2,956 for the three months ended May 31, 2018. The reason for the decrease in revenues is due to a decrease in capsule sales.

Operating Expenses

For the three months ended May 31, 2019 our total operating expenses were $781,682 compared to $854,713 for the three months ended May 31, 2018, resulting in a decrease of $73,031. The decrease is attributable to a total decrease of $143,276 in general and administrative expenses, and partially offset by an increase of $70,245 in research and development expenses.

We realized financial income of $232,073 for the three months ended May 31, 2019, compared to incurring financial expense of $20,017 for the three months ended May 31, 2018. The decrease in financial income was mainly attributable to a valuation of a financial asset, consisting of the Company’s royalties from Seedo Corp. in the total amount of $245,000, and gains from short term investments in total of $68,520, offset by and exchange differences and other expenses of $80,967. As a result, the net loss was $547,449 for the three months ended May 31, 2019 compared to a net loss of $871,774 for the three months ended May 31, 2018.

Net Loss

Net loss was $547,449 for the three months ended May 31, 2019, compared to net loss $871,774 for the three months ended May 31, 2018, for the reasons explained above.

Other comprehensive income

We realized other comprehensive income of $987,650 for the three months ended May 31, 2019. The income was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo Corp., in the total amount of $1,447,032 offset by a valuation of the company shares held in Wiz Pharma in the total amount of $459,933. As a result, the total comprehensive income was $987,650 for the three months ended May 31, 2019.

For the Nine Months Ended May 31, 2019 and 2018

Revenues

We received $7,785 from licensing agreements in the form of royalties during the nine months ended May 31, 2019, compared to $6,645 the nine months ended May 31, 2018. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the nine months ended May 31, 2019 our total operating expenses were $2,331,644 compared to $3,096,799 for the nine months ended May 31, 2018, resulting in a decrease of $765,155. The decrease is attributable to a total decrease of $1,250,076 in general administrative expenses and partially offset by an increase of $484,921 in research and development expenses.

We realized financial income of $4,850,101 for the nine months ended May 31, 2019, compared to financial income of $45,809 for the nine months ended May 31, 2018. The increase in financial income was mainly attributable to a valuation of a financial asset, consisting of the Company’s royalties from Seedo Corp., in the total amount of $4,827,000, gains from short term investments in total of $68,520, offset by exchange differences and other expenses totaling $45,419. As a result, the net profit was $2,526,242 for the nine months ended May 31, 2019 compared to a net loss of $3,044,345 for the three months ended May 31, 2018.

Net Profit (Loss)

Net profit was $2,562,242 for the nine months ended May 31, 2019, compared to net loss $3,044,345 for the nine months ended May 31, 2018, for the reasons explained above.

Other comprehensive income

We realized other comprehensive income of $5,871,456 for the nine months ended May 31, 2019. The income was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo Corp., in the total amount of $6,331,389 offset by a valuation of the company shares held in Wize Pharma in the total amount of $459,933. As a result, the total comprehensive income was $5,871,456 for the three months ended May 31, 2019.

Liquidity and Capital Resources

Overview

As of May 31, 2019, we had $493,502 in cash and cash equivalents compared to $1,393,608 on August 31, 2018. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Nine Months Ended May 31, 2019 compared to the Nine Months Ended May 31, 2018

We used cash in operations of $2,225,109 for the nine months ended May 31, 2019, compared to cash used in operations of $1,353,195 for the nine months ended May 31, 2018. The negative cash flow from operating activities for the nine months ended May 31, 2019 is primarily due to an increase in changes in fair value of a financial asset, consisting of the Company’s royalties from Seedo Corp. of $4,827,000, an increase of $128,460 in account receivables and prepaid expenses, a decrease in accounts payables and accrued liabilities of $85,247, a gain from short term investments of $68,528, and an increase of $128,460 in account receivables and prepaid expenses, and offset by net profit from operations of $2,526,242, depreciation of $142,009, and stock issued for services in a total of $215,875.

We had cash flow used in investing activities of $5,892,275 during the nine months ended May 31, 2019, compared to $742,137 cash flow from investing activities for the nine months ended May 31, 2018. The reason for the increase in cash flow from investing activities is due to the Company’s investment in held for trading assets of $3,786,343, investment in Seedo Corp. for a total of $1,920,000 and its purchase of fixed assets in the aggregate amount of $185,932.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabics Pharmaceuticals Inc.

Date: July 15, 2019	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 15, 2019	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)