Form 10-K
period 2019-08-31
Cannabics Pharmaceuticals Inc.
filed 2019-11-29
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-52403

___________________________________________________

CANNABICS PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

___________________________________________________

Nevada	20-3373669
(State of Incorporation)	(IRS Employer Identification No.)

#3 Bethesda Metro Center, Suite 700 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 877 424-2429

___________________________________________________

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

On August 31st, 2019, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,170,292, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $1.02. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of November 29th, 2019, the registrant had 134,498,775 shares of its Common Stock, $0.0001 par value, outstanding.

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

On May 5, 2011, we effected a change of name to American Mining Corp. by completing a short form merger with a wholly-owned subsidiary.

On April 25, 2014, Cannabics Inc., a Delaware Corporation, purchased 20,500,000 shares of restricted stock of the Company, thus acquiring control of the company.

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

On April 30, 2018, the Company filed an 8-K with the SEC noting its execution of a Standby Equity Distribution Agreement for up to $10,000,0000.

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

On May 22, 2018, the Company announced its hiring of two new scientists to further develop its diagnostic cancer screening tests. Dr. Haleli Sharir, Ph.D. as principal scientist, and Dr. Nir Kfir, Ph.D. as senior scientist. Both scientists are engaged in creating and supporting the Company’s data-discovery process relating to cancer, blood cells and cannabinoids.

On July 3, 2018, the Company announced the conclusion of its Clinical Trial of Cannabics SR 5mg drug for Cancer Anorexia Cachexia Syndrome, as noted on the press release of that date.

On August 10, 2018, the Company entered into a Convertible Loan Agreement (the “Agreement”) with Eroll Grow Tech Ltd., (“Eroll”), (“Seedo”), a private Israeli corporation. Pursuant to the terms of said Agreement, Cannabics invested $2,000,000 into Eroll for both production of their revolutionary self-contained growing systems, as well as a joint venture. Per the terms of the Agreement, the Company has converted said debt into 3,580,567 shares of “Seedo Corp”., the public company of Eroll Grow Tech Ltd.

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

Dr. Eyal Ballan, 44, is a co-founder of Cannabics Inc. and is its CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer).  He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors and is a member of the American Academy of Neurology. Eyal is committed full time to the Company.

Eyal Barad, 54, is a co-founder of Cannabics Inc. He was named Director & CEO on November 13 th , 2017, as noted in the 8K of that date. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University. Eyal is committed full time to the Company.

Itamar Borochov, 62, is a co-founder of Cannabics Inc. and is its Chief Marketing Officer. Mr. Borochov is a known environmentalist with experience as an entrepreneur in the fields of organic agricultural and medical botanicals and brings vast expertise in the areas of market intelligence and organizational branding.

Gabriel Yariv, Mr. Yariv, 42, is the Chief Operations Officer and brings over 20 years of successful executive experience in the medical industry. Mr. Yariv was part of the founding group of BreathID, an Oridion Medical business unit (now Medtronic) and its subsequent spinoff company, Exalenz Bioscience, which develops and manufactures advanced non-invasive diagnostic medical devices for gastrointestinal and liver conditions. Mr. Yariv also co-founded SimuTec, a medical simulation and training company in Brazil that develops and commercializes advanced personalized Virtual Reality training programs for physicians. Mr. Yariv is actively engaged in non-profit and philanthropic activities including ongoing business mentoring of entrepreneurs, founder of the Yariv Foundation for Leadership, and current member of the Friends of the Israel Museum society. Mr. Yariv holds a BA (Cum Laude) in History, Philosophy & Political science from Boston University, and a Certificate Course in Cyberlaw from Harvard University.

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

Dr. Gil Feiler - Head of Advisory Board and Business Development Advisor, Dr. Feiler served as Board Member of Advanced Vision Technology, traded on the Frankfurt Stock Exchange (VSJ), served on the Board of Safra Bank Mutual Fund Division; and has served as Administrative advisor for the Government of Ras Al Khaimah, UAE. Dr. Feiler has published extensively on business opportunities and strategies and was a frequent speaker in world events including the World Economic Forum in Davos.

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

Employees

As of August 31, 2018, the Company had eleven employees, two of which were our Directors Eyal Ballan and Eyal Barad, which along with our administrative assistant were given monthly salaries and 5 of whom were employed in research and development and 3 of whom employed in administration and marketing. These employees are in Israel.

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

We are an early stage biotechnology company. As of August 30, 2019, we had five employees and several key consultants. Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Dr. Eyal Ballan, our Chief Technology Officer and a Director. If we lose the services of Dr. Ballan or any other executive officers or significant employees, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for Dr. Ballan or any other executive officer.

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

Our disclosure controls and procedures and internal controls over financial reporting were determined not to be effective for the prior fiscal year ended August 31, 2019, and may not be effective in future periods.

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

At August 31, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting arising from inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions, the lack of an audit committee, insufficient documentation of review procedures and insufficient information technology procedures. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as at August 31, 2019.

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

The market price of our common stock has been highly volatile. Between September 1st, 2019, and August 31st, 2019, the sales price of our stock on the OTCQB ranged from a low of $0.63 per share to a high of $2.66 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CNBX". As of November 28th, 2019, the Company’s common stock was held by 76 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW
August 31, 2019	$0.34	$0.25
May 31, 2019	$0.40	$0.30
February 28, 2019	$0.48	$0.28
November 30, 2018	$1.23	$0.40
August 31, 2018	$1.05	$0.73

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On November 29th, 2018, the shareholders' list of our shares of common stock showed 76 registered holders of our shares of common stock and 134,498,775 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, which as of last quarter was in excess of 35,000.

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

Results of Operations

Year ended August 31, 2019 compared to the year ended August 31, 2018

Revenues

The revenues for the year ended August 31, 2019 totaled to $9,843 compared to $9,601 for the year ended August 31,2018

Operating and Other Expenses

For the year ended August 31, 2019 our total operating expenses were $3,313,450 compared to $3,818,328 for the year ended August 31, 2018. The decrease is attributable mainly to, general and administrative of $910,870, decrease in marketing expenses of $133,852, and increase in research and development expenditures of $539,843. The decrease in the general and administrative expenses attributed mainly to the company share based compensation in total of $247,307 for the year ended August 31, 2019 comparing to $910,870 for the year ended August 31, 2018.

The net income for the year ended August 31, 2019 was $1,132,970 compared to net loss $3,776,617 for the year ended August 31, 2018.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2019, as well as August 31, 2018, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2019 has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2019 compared to the year ended August 31, 2018

As of August 31, 2019, we had cash $265,982 compared to $1,393,608 as of August 31, 2018. The Company used cash in operations of $3,093,782 for the year ended August 31, 2019 compared to cash used in operations of $1,974,692 for the year ended August 31, 2018.

During the year ended August 31, 2019, the Company's investing activities totaled $5,251,115. This compares to net cash used for investing activities in the year ended August 31, 2018 in the amount of $1,442,394.  The difference reflects primarily of held for trading and available for sale investments and purchase of fixed assets.

During the year ended August 31, 2019, the Company's financing activities earned $7,217,270. This compares to net cash earned for financing activities in the year ended August 31, 2018 in the amount of $1,443,000. During the year ended August 31,2019.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabics Pharmaceuticals Inc. as of August 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have audited the accompanying balance sheets of Cannabics Pharmaceuticals Inc. and its subsidiary (“the Company”) as of August 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended August 31, 2019 and 2018, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the periods ended August 31, 2019 and 2018, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of August 31, 2019, the Company has incurred losses since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein International C.P.A. (Isr)

Jerusalem, Israel

November 29, 2019

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$265,982	$1,393,608
Prepaid expenses and other receivables	284,496	227,244
Held for trading Investments	3,256,456	–
Current royalties	500,000	–
Total current assets	4,306,934	1,620,852

Available for sale Investment	6,010,946	589,722
Long term royalties	3,863,000	–

Equipment, net	1,002,286	974,331

Total assets	$15,183,166	$3,184,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$215,229	$315,737
Due to a related party	223,645	223,645
Total current liabilities	438,874	539,382

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized,134,498,775 and 121,575,388 shares issued and outstanding at August 31, 2019 and August 31, 2018 respectively.	13,450	12,158
Additional paid-in capital	15,300,250	9,840,420
issuance of warrants	2,784,387	89,722
Other comprehensive income	2,810,013	–
Accumulated deficit	(6,163,807)	(7,296,777)
Total stockholders' equity (deficit)	14,744,292	2,645,523

Total liabilities and stockholders' equity	$15,183,166	$3,184,905

The accompanying notes are an integral part of the financial statements

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2019	2018
Net revenue	$9,843	$9,601

Operating expenses:
Research and development expense	1,543,759	1,003,916
Sales and marketing expenses	288,163	422,015
General and administrative expenses	1,481,528	2,392,398

Total operating expenses	3,313,450	3,818,328

Loss from operations	(3,303,607)	(3,808,728)
Other income
Financial Income (Loss), net	4,436,576	32,111

Net (income) loss	$1,132,970	$(3,776,617)

Profit from available for sale assets	2,810,013	–

Total comprehensive income (loss)	3,942,983	(3,776,617)

Net loss per share - basic and diluted:	$0.02	$(0.031)

Weighted average number of shares outstanding - Basic and Diluted	132,450,953	120,377,746

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year Ended August 31,
	2019	2018
Cash flows from operating activities:
Net (Loss) Profit	$1,132,970	$(3,776,617)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	188,928	88,440
Due to related party	–	(249)
Interest on loans	–	(345)
Royalties receivables valuation	(4,363,000)	–
Stock issued for services	247,307	1,928,785
Change in fair value of derivative liability	–	(66,010)
Profit from held for trading investments	(142,226)	–
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	(57,252)	(77,560)
Accounts payable and accrued liabilities	(100,509)	(71,136)
Net cash used in operating activities	(3,093,782)	(1,974,692)

Cash flows from investing activities:
Available for sale investments	(1,920,000)	–
Convertible loan	–	(500,000)
Held for trading Investments	(3,114,233)	–
Acquisition of equipment	(216,882)	(942,394)
Net cash used in investing activities	(5,251,115)	(1,442,394)

Cash flows from financing activities:
Repayment of loan	–	(22,000)
Proceeds from sale of common stock	7,294,259	1,550,000
Costs of raising capital	(76,989)	(85,000)
Net cash provided by financing activities	7,217,270	1,443,000

Net increase (decrease) in cash	(1,127,626)	(1,974,086)

Cash and cash equivalents at beginning of year	1,393,608	3,367,694

Cash and cash equivalents at end of the year	$265,982	$1,393,608

Significant non-cash transactions:
Issuance of Warrants	$–	$89,722
Issuance of Shares	$939,933	$–

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in		Accumulated	Total stockholders' equity
	Shares	Amount	capital	Warrants	deficit	(deficit)
Balance, August 31, 2017	119,544,839	$11,954	$6,446,839	$–	$(3,520,160)	$(2,938,633)

Issuance of shares of common stock for cash	1,136,940	114	1,464,886	–	–	4,414,533

Issuance of common stock for services	893,609	90	1,928,695	–	–	925,389

Issuance of warrants	–	–	–	89,722	–	89,722

Net loss for the year ended August 31, 2018	–	–	–	–	(3,776,617)	(3,776,617)

Balance, August 31, 2018	121,575,388	12,158	9,840,420	89,722	(7,296,777)	2,645,523

Issuance of shares of common stock for cash	10,277,777	1,028	4,441,384	2,784,387	–	7,226,799

Issuance of common stock for services	2,645,610	264	1,018,445	–	–	1,018,709

Expiration of warrants	–	–	–	(89,722)	–	–

Other comprehensive profit	–	–	–	–	–	2,810,013

Net profit for the year ended August 31, 2018	–	–	–	–	1,132,970	1,132,970

Balance, August 31, 2019	134,498,775	$13,450	$15,300,249	$2,784,387	$(6,163,807)	$14,744,292

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2019

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net profit of $1,132,970 for the year ended August 31, 2019 and has incurred cumulative losses since inception of $6,163,807. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2019 and 2018, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s U.S. bank accounts.

Note 2 – Summary of Significant Accounting Policies (Continued)

Equipment, net

Equipment at August 31, 2019 consists of computer equipment, office equipment and cars recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years for computer equipment, 14 years for office equipment and 7 years for cars. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $188,928 and $88,440 for the years ended August 31, 2019 and 2018, respectively.

Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and product returns can be reliably estimated.

Revenue from license agreements is recognized over the periods from which the Company is entitled to the respective payments.

The Company’s revenues are concentrated in a small number of customers. For the year ended August 31, 2019 the revenues were for license fees or forfeited deposits on license agreements.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2019, the fair values of the Company’s level 1 financial instruments are in total of $3,456,526 and total of $5,810,876 for level 3 investments. As of August 31, 2018, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2019.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2019 and 2018.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2019, and 2018, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2019 and 2018.

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

Note 4 – Related Party Transactions

During the year ended August 31, 2019 and August 31 2018, the Company paid approximately of $515,555 and $$461,975 as salary to two of its directors.

Cannabics Inc. (the parent company) balance at August 31, 2019 and at August 31, 2018 was $223,645. The advance is due on demand and bears no interest.

Note 5 – Commitments and Contingencies

As security for its obligation under a property lease agreement, cars lease and credit cards of the Company’s subsidiary provided a bank guarantee in the amount of $45,000.

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

Common Stock

During the year ended August 31, 2019, the Company issued 381,667 shares of its common stock to 5 consultants for services rendered at a fair value of $247,307 or an average of $1.667 per share.

Note 7 – Warrants

As part of the Company's private placements and equity sales the Company issued warrants, as follows:

As part of Convertible Loan Agreement between the Company and Eroll Grow Tech (Seedo Corp.), Seedo Corp. was given 1,000,000 Warrants to purchase common shares of the Company at $2.00 per share; said Warrants are valid for one year, expiring on August 10th, 2019.

The warrants were given in addition to two investment rounds in consideration of $1,000,000, as of August 31, 2018, the company invested $500,000 in Seedo Corp as an initial loan (the second investment round in consideration of $500,000 tendered on September 26, 2018), according to the Agreement, for August 31, 2018, Seedo Corp was entitled to 500,000 warrants. The fair value of each warrant is approximately $0.179 and the total value of the 500,000 warrants issued was $89,722.

The fair value of each warrant is approximately $0.179 and the total value of the warrants issued was $179,445.

1.	The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$2
Expected Volatility	105.77%
Risk Free Interest Rate	2.47%
Expected Term (years)	1
Expected Dividend Yield	0%

The said warrants were expired on August 10th 2019.

Note 7 – Warrants (continued)

2.	On September 24, 2018, as part of a securities purchase agreement the company issued 5,000,000 Warrants, to purchase common shares of the Company at $2.00 per share; said Warrants are valid for five years, expiring on August 24th, 2023.

The fair value of each warrant is approximately $0.556 and the total value of the 5,000,000 warrants issued was $2,784,887.

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$1
Expected Volatility	102.0%
Risk Free Interest Rate	1.58%
Expected Term (years)	5
Expected Dividend Yield	0%

3.	On December 12, 2018 the company granted 50,000 Warrants to an advisor, to purchase 50,000 common shares of the Company at $1 per share; said Warrants are valid for one year, expiring on December 12, 2019.

The fair value of each warrant is approximately $0.0.0874 and the total value of the 50,000 warrants issued was $4,370.

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$1
Expected Volatility	112.72%
Risk Free Interest Rate	2.7%
Expected Term (years)	1
Expected Dividend Yield	0%

4.	On June 19, 2019 the company granted 125,000 Warrants each to two of its directors totaling 250,000 Warrants, to purchase common shares of the Company at $0.30 per share; said Warrants are valid for one year, expiring on June 19, 2020.

The fair value of each warrant is approximately $0.1224 and the total value of the 250,000 warrants issued was $30,600.

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.3
Expected Volatility	100.34%
Risk Free Interest Rate	1.96%
Expected Term (years)	1
Expected Dividend Yield	0%

The following table presents the warrant activity for the years ended August 31, 2019 and 2018.

	2019		2018		2017
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Warrants outstanding as of September 1	1,000,000	$2.00	1,566,671	$0.02	7,974,337	$0.03
Issued	5,300,000	$0.97	1,000,000	$2.00	2,655,555	$0.34
Exercised	–	$–	(500,000)	$0.02	(2,955,555	0.22
Expired	(1,000,000)	$2.00	(1,066,671)	$0.20	(6,107,666)	$0.03
Warrants outstanding as of August 31	5,300,000	$0.97	1,000,000	$2.00	1,566,671	$0.19

Warrants exercisable as of August 31	5,300,000	$0.97	1,000,000	$2.00	1,566,671	$0.02

The weighted average remaining contractual life for the options outstanding as of August 31, 2019 was 3.81 years.

Note 8 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2019 as the Company had cumulative operating losses. For the years ended August 31, 2019 and 2018, the Company incurred net losses for tax purposes of $2,229,392 and $1,114,659, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2036.

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2019 is 23%.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2018 and 2019 Budget Years), which further reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2019.

Note 8 – Income Taxes (continued)

As of August 31, 2019, the Subsidiary has an accumulated tax loss carry forward of approximately $5,600,000 (as of August 31, 2018, approximately $3,220,000). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2019	2018
United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2019	2018
US Deferred income tax assets:
Net operating loss carry forwards benefit	$328,910	$1,523,404
Valuation allowance	(328,910)	(1,523,404)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$1,301,050	$705,988
Valuation allowance	(1,301,050)	(705,988)
	$–	$–

	August 31,
	2019	2018
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$1,629,060	$2,229,392
Valuation allowance	(1,629,060)	(2,229,392)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance decreased by $600,332 and increased $1,114,733 for the years ended August 31, 2019 and 2018, respectively.

Note 8 – Income Taxes (continued)

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2019 and 2018. At August 31, 2019, the Company has net operating loss carry forwards of approximately $6,163,807 which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2019, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 9 – Subsequent Events

On February 4th, 2019, the Company filed its Form 3 noting its 2,810,170 shares in Seedo Corp.

On March 6th, 2019 the Company filed its Schedule 13G noting its 900,000 shares in Wize Pharmaceuticals Inc.

On July 23rd, 2019, the Company filed an 8K Changing its certified Accountant.

On September 12th, 2019, the Company issued a press release regarding their presentation at the International Cannabinoid Derived Pharmaceutical conference in Boston. The Company presented its research data from olive cancer biopsies.

On October 3rd, 2018, the Company filed an 8K noting the addition of Mr. Itamar Borochov as a Director and Board Member.

On October 7th, 2019, the Company filed an 8K noting the addition of Mr. Gabriel Yariv as a Director and Board Member, and the dismissal of Estery Giloz-Ran and Eran Ballan from their positions in the Company.

On October 11th, 2019, the Company filed an 8K noting the Resignations of Ehud Reiger and Eyal Ballan from their positions as Directors and Board Members.

On October 16th, 2019, the Company issued a press release announcing its publication of clinical data from its sponsored pilot study in the Journal of Integrative Cancer Therapies.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 10 – General & administrate expenses

	For the year Ended August 31, 2019	For the year Ended August 31, 2018
Salaries and related expenses	$97,060	$184,851
Legal and professional fees	676,096	233,396
Consulting – Stock based compensation	247,307	1,853,785
Insurance	131,853	13,923
Other expenses	329,212	106,443
	$1,481,528	$2,392,398

Note 11 – Financial (Income) expenses

	For the year Ended August 31, 2019	For the year Ended August 31, 2018
Interest and bank charges	$(18,348)	$–
Gain (loss) from warrants evaluation	–	64,906
Valuation income	19,621	–
Capital gain from selling of held for trading investments	54,077	–
Profit from held for trading investments	4,363,000	–
Currency exchange differences loss	18,226	(32,795)
	$4,436,576	$32,111

Item 12. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 21st, 2019, the Company dismissed its previous accounting firm Weinstein & Co as its independent registered accounting firm. This change in independent registered public accounting firm was not the result of any disagreement with the Former Accounting Firm. The Board made the decision to dismiss the Former Accounting Firm acting under authority delegated to it and the Board of Directors approved the same on July 21st, 2019. On the same date, the Company engaged BDO Ziv Haft (“the new accounting firm”) as its new independent accounting firm. On November 6th, 2019, the Company dismissed its previous accounting firm BDO Ziv Haft as its independent registered accounting firm. This change in independent registered public accounting firm was not the result of any disagreement with the Former Accounting Firm. The Board made the decision to dismiss the Former Accounting Firm acting under authority delegated to it and the Board of Directors approved the same on November 6th, 2019. On the same date, the Company engaged Weinstein International CPA (“the new accounting firm”) as its new independent accounting firm. During the years ended August 31, 2018 and 2017, and through the Dismissal Date, there were (i) no disagreements between the Company and the previous accounting firms on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of former accountants would have caused them to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 12a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by Cannabics Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

Lack of Audit Committee. The Company does not have a standing Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2019, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Position	Age	Held Position Since
Dr. Eyal Ballan	Director, CTO	43	April 29, 2014
Itamar Borochov	Director	62	October 2, 2019
Uri Ben-Or	CFO	48	November 05, 2016
Eyal Barad	Director, CEO	53	November 13, 2018
Gabriel Yariv	Director	43	October 2, 2019

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

Eyal Barad, 53, is a co-founder of Cannabics Inc. He was named Director & COO on November 13 th , 2017, as noted in the 8K of that date. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University.

Itamar Borochov, 62, is a co-founder of Cannabics Inc. and is its Chief Marketing Officer. Mr. Borochov is a known environmentalist with experience as an entrepreneur in the fields of organic agricultural and medical botanicals and brings vast expertise in the areas of market intelligence and organizational branding.

Gabriel Yariv - Mr. Yariv, 42, brings over 20 years of successful executive experience in the medical industry. Mr. Yariv was part of the founding group of BreathID, an Oridion Medical business unit (now Medtronic) and its subsequent spinoff company, Exalenz Bioscience, which develops and manufactures advanced non-invasive diagnostic medical devices for gastrointestinal and liver conditions. Mr. Yariv also co-founded SimuTec, a medical simulation and training company in Brazil that develops and commercializes advanced personalized Virtual Reality training programs for physicians. Mr. Yariv is actively engaged in non-profit and philanthropic activities including ongoing business mentoring of entrepreneurs, founder of the Yariv Foundation for Leadership, and current member of the Friends of the Israel Museum society. Mr. Yariv holds a BA (Cum Laude) in History, Philosophy & Political science from Boston University, and a Certificate Course in Cyberlaw from Harvard University.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2019 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 14. Executive Compensation

We pay a monthly salary to two of our Directors and Counsel. For the current year ending August 31, 2019, the two Directors received a yearly salary of $515,555.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Eyal Ballan, Director, CTO	2019	$257,832	$–	$–	$–	$257,832
Eyal Barad, Director, CTO	2019	$257,723	$–	$–	$–	$257,723

The following table sets forth, as of November 29, 2019, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	88,289,594	66.961%

____________________

*Our 4 Directors Dr. Eyal Ballan, Eyal Barad and Ehud Rieger are also holders of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

*The Directors of the Company hold positions in Cannabics, Inc., the majority holder. The relative positions of Cannabics, Inc. are listed below:

Shareholder	Common Stock	% Issued
Eyal Barad	316	26%
Eyal Ballan	141	12%
Shay Avraham Sarid	235	20%
Itamar Borochov	222	18%
Seach Sarid Ltd.	40	3%
Ariel Kirtchuk	25	2%
J Reiger Ltd	128	11%
Total	1,205	100.00%

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

No other material related party transactions between the Company and its officers, directors or control persons occurred during the fiscal years ended August 31, 2019 and 2018.

Item 16. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Weinstein International CPA for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2019, were $10,000.00

Tax Fees

For the fiscal years ended August 31, 2019 and 2018, the Company paid fees of $1,000 for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2019 and 2018, the Company did not pay any other fees.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Weinstein International CPA is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

Date: November 29, 2019	By:	/s/ Eyal Barad
Eyal Barad, Director Chief Executive Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

