Form 10-Q
period 2019-11-30
Cannabics Pharmaceuticals Inc.
filed 2020-01-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 14, 2019, the registrant had 134,418,775 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2019

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2019 (filed on November 29, 2018) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2019	2019
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$319,343	$265,982
Prepaid expenses and other receivables	231,420	284,496
Held for Trading Investments	2,490,336	3,256,456
Current royalties	–	500,000
Total current assets	3,041,099	4,306,934

Available for sale Investment	2,460,133	6,010,946
Long term royalties	–	3,863,000

Equipment, net	960,508	1,002,286

Total assets	$6,461,740	$15,183,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	216,811	215,229
Due to a related party	223,645	223,645
Total current liabilities	440,456	438,874

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 134,418,775 and 134,498,775 shares issued and outstanding at November 30, 2019 and August 31, 2019 respectively	13,450	13,450
Additional paid-in capital	15,270,250	15,300,250
Issuance of warrants	2,784,387	2,784,387
Other comprehensive income	(740,800)	2,810,013
Accumulated deficit	(11,306,002)	(6,163,807)
Total stockholders' equity (deficit)	6,021,284	14,744,292

Total liabilities and stockholders' equity	$6,461,740	$15,183,166

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three months ended
	November 30,	November 30,
	2019	2018
Net revenue	$1,754	$3,305

Operating expenses:
Research and development expense	$466,033	$304,183
Sales and marketing expenses	25,117	61,615
General and administrative expenses	326,460	285,797
Total operating expenses	817,610	651,595

Loss from operations	815,856	648,290
Other income
Financial loss, net	4,326,339	7,685
Net (income) loss	5,142,194	655,975
Loss from available for sale assets	740,800	–
Total comprehensive loss	$5,882,993	$655,975

Net loss per share - basic and diluted:	$0.044	$0.005

Weighted average number of shares outstanding - Basic and Diluted	133,653,941	123,065,008

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three months ended
	November 30,	November 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(5,142,194)	$(655,975)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	51,578	46,500
Royalties receivables valuation	4,363,000	–
Stock issued for services	(30,000)	–
Profit from held for trading investments	(58,730)	–
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	53,076	68,984
Accounts payable and accrued liabilities	1,583	(126,644)
Net cash used in operating activities	(761,687)	(667,135)

Cash flows from investing activities:
Available for sale investments	–	(1,220,000)
Held for trading Investments	824,849	–
Acquisition of equipment	(9,800)	(76,376)
Net cash used in investing activities	815,049	(1,296,376)

Cash flows from financing activities:
Proceeds from sale of common stock	–	7,226,800
Costs of raising capital	–	(76,989)
Net cash provided by financing activities	–	7,149,811

Effect of exchange rate fluctuations on cash	–	–
Net increase (Decrease) in cash	53,362	5,186,300
Cash and cash equivalents at beginning of the Period	265,982	1,393,608
Cash and cash equivalents at end of the Period	$319,344	$6,579,908

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(unaudited)

Note 1– Nature of Business, Presentation and Going Concern

Organization

Cannabics Pharmaceuticals Inc. (the “Company”), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp.

On April 25, 2014, the Company experienced a change in control. Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements. On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, Cannabics purchased 41,000,000 shares of the Company’s outstanding restricted common stock for $198,000, representing 51%.

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

These unaudited financial statements should be read in conjunction with our August 31, 2019 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $5,142,194 for the three months ended November 30, 2019, and has incurred cumulative losses since inception of $11,306,002. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $466,033 and $304,183 for the three months ended November 30, 2019 and 2018, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the three months ending November 30, 2019, the Company paid $125,000 in salaries, including socials benefits, to three directors, compared to $130,000 for the three months ending November 30, 2018.

The Company had a balance outstanding at November 30, 2019 and at November 30, 2018 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 4 – Commitments and Contingencies

The company leases its office in Tel Aviv. In May, 2019, the Company extended its lease agreement for an additional twelve-month extension which expires on April 1st, 2021. The monthly lease is $1,390.00

Effective June 1, 2018, the Company entered into a 36-month car lease for one of its executive officers.

As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $60,000.

Note 5 – Subsequent Events

On December 5, 2019, the Company announced the appointment of Dr. Yaakov Waksman as Head of its Cannabidiol Research Dept.

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

We have recently published a scientific paper on the results our first clinical study on our SR capsules as a treatment for CACS in advanced cancer patients and leveraged our R&D lab to develop new formulations. As pioneers in this mission, we hope and believe that the database we create and the knowledge we gain will serve many cancer patients who are medicated with cannabis and will lead to better and more predictable therapy outcomes. The still confining U.S. regulation creates an advantage for Cannabics which is specifically licensed to conduct such research and clinical studies by the Israeli Ministry of Health.

Cancer and Cannabinoids

Natural products have served as vital resources for cancer therapy (e.g.,Vinca alkaloids, paclitaxel, etc., which are used as conventional chemotherapeutic agents) and are also sources for novel drugs. Natural products from plants therefore represent an excellent resource for targeted therapies, as phytochemicals and herbal mixtures multiple targets at the same time. Furthermore, the problem of drug resistance may be approached by integrating phytochemicals and phyto-therapy into academic western medicine through derivation and integration of data and as adjunct to conventional treatments. The integration of phytochemicals and phyto-therapy into cancer medicine represents a valuable asset to chemically synthesized chemicals and therapeutic antibodies. Cannabinoids are excellent candidates for this approach. Cannabinoids are a class of over 60compounds derived from the plant cannabis sativa, as well as the synthetic or endogenous versions of these compounds. Cannabinoids show specific cytotoxicity against tumor cells, while protecting healthy tissue from apoptosis. These effects are exerted through cannabinoid receptors CB1 and CB2 in mammals and through non-receptor signaling pathways. Recent studies suggest that cannabinoids contribute to maintaining balance in cell proliferation and that targeting the endo-cannabinoid system can affect growth of several different types of cancer, including gliomas, breast, colon, prostate, and hepatocellular carcinoma.

Personalized Cancer Treatments

Despite significant progress in cancer diagnostics and development of novel therapeutic regimens, successful treatment of advanced forms of cancer is still a challenge and may require personalized therapeutic approaches. Our government licensed Israeli facility operates a unique research and development laboratory which combines high throughput screening (HTS) capabilities with the most advanced data tools. The HTS platform allows us to test vast number of compounds on cancerous cell lines and fresh biopsy tissues to record and measure the therapeutics effects of these compounds. Our advantage is in the specialized library which is composed of a collection of cannabis extracts and pure natural and synthetic cannabinoids. The library will also include a costumed cannabinoid matrix, to assess the possible interaction of combination therapy.

Advances in understanding many of the fundamental mechanisms of cancer progression have led to the development of molecular targeted therapies. While molecular targeted therapeutics continue to improve the outcome for cancer patients, tumor heterogeneity among patients, as well as intra-tumor heterogeneity, limits the efficacy of these drugs to specific patient subtypes, as well as contributing to relapse. Furthermore, Intra-tumor heterogeneity is caused by genomic instability in cancer cells, resulting in the selection of resistant clones, thus limits efficiency of cancer treatment. Hence, there is an actual medical need for a more personalized approach toward drug development and diagnosis that considers the diversity of cancer patients, as well as the complex milieu of tumor cells within a single patient.

Drug Sensitivity tests – a functional assay

Cannabics cutting edge functional platform is matching the correct cannabis formulation to the patients’ cancer, aiming to improve survival, quality of life and to prevent cross indication between cannabis and conventional therapy.

Cannabics’ technology represents the next step in personalized cannabinoid-based cancer medicine, moving prediction capabilities beyond genomics and into the science of biological response on living patient cells.

Cannabics’ high throughput screening (“HTS”) capabilities enables the screening of many compounds on cancerous cell lines and biopsies and measure the biological effects of these compounds. Our advantage is in the specialized library which is composed of a collection of cannabis extracts, pure and synthetic cannabinoids, conventional chemotherapies and the matrix of all combinations of these varieties.

Our lab is equipped with a collection of state-of-the-art instruments to enable miniaturization and automation of a variety of biological assays. The automated system is comprised of:

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

SR Capsules

We have developed a proprietary capsule as a treatment to improve cancer related cachexia/anorexia syndrome (“CACS”) in advanced cancer patients. The main purpose in the treatment of patients with advanced cancer and CACS is to gain weight and improve quality of life (“QoL”). We believe that QoL in patients with CACS is inversely related to reduced appetite and weight-loss. Our clinical study was led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for melanoma and sarcoma patients. The main endpoints of the treatment of patients with advanced cancer and CACS are weight gain and QoL. The study was fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123. The results of this study were published by Dr. Bar-Sela in Sage Journals under “Integrative Cancer Therapies” on October 9th, 2019, and may be seen here - https://journals.sagepub.com/doi/full/10.1177/1534735419881498

Results of Operations

For the Three Months Ended November 30, 2019 and 2018

Revenues

We received $1,754 from licensing agreements in the form of royalties during the three months ended November 30, 2019 compared to $3,305 for the three months ended November 30, 2018. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the three months ended November 30, 2019 our total operating expenses were $817,610 compared to $651,595 for the three months ended November 30, 2018 resulting in an increase of $166,015. The increase is attributable to increase of $161,850 in research and development expenses and a total increase of $4,165 in general administration, and sales and marketing expenses.

We incurred a financial expense of $4,326,339 for the three months ended November 30, 2019, compared to financial expense of $7,685 for the three months ended November 30, 2018. The increase in financial expense was mainly attributable to revaluation of a financial asset of $4,363,000. This revaluation relates to our Company’s investment in Seedo Corp., which is obligated by the afore-mentioned sum in future royalties. Subsequent to November 30th, 2019, but prior to the date of this filing, the Company was made aware of a Petition for Debt Settlement filing by E-Roll Grow Tech Ltd., the fully owned subsidiary of Seedo Corp. Said filing calls into question the ability of Seedo Corp. to fulfill its royalty obligations to us. This accounting treatment does not release Seedo from its obligations under the agreement. As such, the Company has removed its anticipated Royalties for accounting purposes from Seedo at this time. As a result, the net loss was $5,142,194 for the three months ended November 30, 2019 compared to $655,975 for the three months ended November 30, 2018.

Net loss

Net loss increased by $4,486,219 to $5,142,194 for the three months ended November 30, 2019, compared to a net loss of $655,975 for the three months ended November 30, 2018.

Liquidity and Capital Resources

Overview

As of November 30, 2019, we had $319,343 in cash compared to $265,982 on November 30, 2018. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2019 compared to the Three Months Ended November 30, 2018

We used cash in operations of $761,687 for the three months ended November 30, 2019 compared to cash used in operations of $1,296,376 for the three months ended November 30, 2018. The negative cash flow from operating activities for the three months ended November 30, 2019 is primarily attributable to the Company's net loss from operations of $5,142,194, offset by depreciation of $51,578, Royalties receivables valuation of $4,363,000, (see above), an increase in accounts payables and accrued liabilities of $53,076, a decrease of $1,583 in account receivables and prepaid expenses and a decrease in fair value of derivative liability of $5.

We had cash flow from investing activities of $815,049 during the three months ended November 30, 2019, compared to $1,296,376 cash flow from investing activities for the three months ended November 30, 2018. The reason for the increase in cash flow from investing activities is primarily due to the purchase of fixed assets in an aggregate amount of $76,374, and held for trading shares sold in the aggregate amount of $824,849.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2019 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2019, included in our Annual Report on Form 10-K as filed on November 29, 2018, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1 *	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2 *	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1 **	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 **	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabics Pharmaceuticals Inc.

Date: January 14, 2020	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2020	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

