Form 10-Q
period 2020-02-29
Cannabics Pharmaceuticals Inc.
filed 2020-04-13
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

As of April 12, 2020, the registrant had 135,035,441 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 29, 2020

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2019 (filed on November 29, 2019) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cannabics Pharmaceuticals Inc.

We have reviewed the accompanying balance sheets of Cannabics Pharmaceuticals Inc. as of February 29, 2020, and the related interim statements of operations, changes in stockholders' equity and cash flows for the three months and six months periods ended February 29, 2020 and 2019. These interim condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cannabics Pharmaceuticals Inc. as of August 31, 2019, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and in our report dated November 29, 2019, we expressed an unqualified opinion, with an explanatory note on going concern, on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2019, is fairly stated, in all material respects, in relation lo the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein International. C.P.A.

Tel Aviv, Israel

April 7, 2020

\

Tel: +972-3-776-3777                 Fax:+972-3-776-3881               │               Email: i@dwacc.com                Web: www.dwacc.com

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 29,	August 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$586,972	$265,982
Prepaid expenses and other receivables	199,079	284,496
Held for trading Investments	1,515,769	3,256,456
Current royalties	–	500,000
Total current assets	2,301,820	4,306,934

Available for sale Investment	356,087	6,010,946
Long term royalties	–	3,863,000

Equipment, net	913,226	1,002,286

Total assets	$3,571,133	$15,183,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$195,997	$215,229
Due to a related party	223,645	223,645
Total current liabilities	419,642	438,874

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0001 par value, 900,000,000 shares authorized, 135,035,441 and 134,498,775 shares issued and outstanding at February 29, 2020 and August 31, 2019 respectively	13,504	13,450
Additional paid-in capital	15,372,316	15,300,250
issuance of warrants	2,784,387	2,784,387
Other comprehensive income	(2,844,846)	2,810,013
Accumulated deficit	(12,173,869)	(6,163,807)
Total stockholders' equity (deficit)	3,151,492	14,744,292

Total liabilities and stockholders' equity	$3,571,134	$15,183,166

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net revenue	$1,310	$2,320	$3,064	$5,625

Operating expenses:
Research and development expense	444,416	428,044	910,449	732,227
General and administrative expenses	423,262	470,323	774,839	817,735

Total operating expenses	867,678	898,367	1,685,288	1,549,962

Loss from operations	(866,368)	(896,047)	(1,682,224)	(1,544,337)

Other income

Financial (Loss) Income	(1,497)	4,625,713	(4,327,837)	4,618,028

Net (loss) income	(867,865)	3,729,666	(6,010,061)	3,073,691

Profit from available for sale assets	(2,104,046)	4,884,357	(2,844,846)	4,884,357
Total comprehensive (income) loss	$(2,971,911)	$8,614,023	$(8,854,906)	$7,958,048

Net loss per share - basic and diluted:	$(0.003)	$0.065	$(0.046)	$0.065

Weighted average number of shares outstanding - Basic and Diluted	134,742,951	120,531,021	134,607,237	120,500,953

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 29, 2020

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, August 31, 2019	134,498,775	$13,450	$15,300,250	$2,784,387	$2,810,013	$(6,163,807)	$14,744,292

Treasury stock	(30,000)		(30,000)				(30,000)

Issuance of common stock for services, net.	566,666	54	102,066	–		–	102,120

Expiration of warrants	–	–	–	0		–	–

Other comprehensive loss	–	–	–	–	(5,654,859)	–	(5,654,859)

Net loss	–	–	–	–	–	(6,010,061)	(6,010,061)

Balance, February 29, 2020	135,035,441	$13,504	$15,372,316	$2,784,387	$(2,844,846)	$(12,173,868)	$3,151,492

For the three months ended February 29, 2020

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, November 30, 2019	134,498,775	$13,450	$15,270,250	$2,784,387	$(700,800)	$(11,306,002)	$6,061,284

Issuance of common stock for services, net.	536,666	54	102,066	–		–	102,120

Expiration of warrants	–	–	–	–		–	–

Other comprehensive loss	–	–	–	–	(2,144,046)	–	(2,144,046)

Net loss	–	–	–	–		(867,866)	(867,866)

Balance, February 29, 2020	135,035,441	$13,504	$15,372,316	$2,784,387	$(2,844,846)	$(12,173,868)	$3,151,492

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity (continued)

(Unaudited)

For the six months ended February 28, 2019

	Common stock		Additional paid-in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders' equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, August 31, 2018	121,575,388	$12,158	$9,840,420	$89,722	$–	$(7,296,777)	$2,645,523

Issuance of shares of common stock for cash.	346,667	34	215,841				215,875

Issuance of common stock for services, net.	10,272,776	1,027	4,363,137	2,784,387		–	7,148,551

Expiration of warrants	–	–	89,722	(89,722)		–

Other comprehensive income	–	–	–	–	4,884,357	–	4,884,357

Net profit	–	–	–	–		3,073,691	3,073,691

Balance, February 28, 2019	132,194,831	$13,219	$14,509,120	$2,784,387	$4,884,357	$(4,223,086)	$17,967,997

For the six months ended February 28, 2019

	Common stock		Additional paid-in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders' equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, November 30, 2018	131,833,165	$13,185	$14,225,814	$2,784,387	$–	$(7,952,753)	$9,070,633

Issuance of shares of common stock for cash.	361,666	34	215,841	–			215,875

Issuance of common stock for services, net.	–	–	67,465	–		–	67,465

Other comprehensive income	–	–	–	–	4,884,357	–	4,884,357

Net Profit	–	–	–	–	–	3,729,667	3,729,667

Balance, February 28, 2019	132,194,831	$13,219	$14,509,120	$2,784,387	$4,884,357	$(4,223,086)	$17,967,997

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the year Ended
	February 29,	February 28,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(6,010,061)	$3,073,691
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	103,960	96,430
Royalties receivables valuation	4,363,000	–
Stock issued for services	72,120	215,875
Profit from held for trading investments	(80,521)	(4,582,000)
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	85,417	(47,269)
Accounts payable and accrued liabilities	(19,232)	(163,202)
Net cash used in operating activities	(1,485,317)	(1,406,474)

Cash flows from investing activities:
Available for sale investments	–	(1,920,000)
Held for trading Investments	1,821,207	–
Acquisition of equipment	(14,900)	(116,571)
Net cash from (used) in investing activities	1,806,307	(2,036,571)

Cash flows from financing activities:
Proceeds from sale of common stock	–	7,294,266
Costs of raising capital	–	(76,989)
Net cash provided by financing activities	–	7,217,277

Net increase (Decrease) in cash	320,990	3,774,232
Cash and cash equivalents at beginning of the Period	265,982	1,393,608
Cash and cash equivalents at end of the Period	$586,972	$5,167,840

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $6,010,061 for the six months ended February 29, 2020, it has incurred cumulative losses since inception of $12,173,869. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $910,449 and $732,227 for the six months ended February 29, 2020 and 2019, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the six months ending February 28, 2020, the Company paid $232,413 in salaries, including socials benefits, to two directors, compared to $258,800 for the six months ending February 28, 2019.

The Company had a balance outstanding at February 28, 2020 and at February 28, 2019 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 4 – Commitments and Contingencies

The company leases its office in Tel Aviv. In May, 2019, the Company extended its lease agreement for an additional twelve-month extension which expires on April 1st, 2021. The monthly lease is $1,390.00.

Effective June 1, 2018, the Company entered into a 36-month car lease for one of its executive officers.

As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $51,000.

Note 5 – Subsequent Events

On December 5th, 2019, the Company announced the appointment of Dr. Yaakov Waksman as Head of Cannabidiol Research.

On February 11th, 2020, the Company announced its collaboration with RCKMC to develop cannabis strains targeting Gastrointestinal cancers.

On February 25th, 2020, the Company announced its partnership with NewCanna on research on indigenous landraces.

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

For the Three Months Ended February 28, 2020 and 2019

Revenues

We received $1,310 from licensing agreements in the form of royalties during the three months ended February 29, 2020 compared to $2,320 for the three months ended February 28, 2019. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the three months ended February 29, 2020 our total operating expenses were $867,678 compared to $1,685,288 for the three months ended February 28, 2019, resulting in a decrease of $817,610. The decrease is attributable to a total decrease of $351,576 in general administration, and sales and marketing expenses and a decrease of $466,034 in research and development expenses.

We realized financial loss of $1,497 for the three months ended February 29, 2020, compared to incurring financial gain of $4,625,713 for the three months ended February 28, 2019. The decrease in financial expense was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo, in the total amount of $4,363,000 and exchange differences in total of $21,791 off set by a capital gain of $21,442. As a result, the net profit was $867,866 for the three months ended February 28, 2020, compared to a net income of $3,729,666 for the three months ended February 28, 2019.

Net Loss

Net loss was $867,866 compared to net income $3,729,666 for the three months ended February 28, 2020, for the reasons explained above.

For the Six Months Ended February 28, 2020 and 2019

Revenues

We received $3,064 from licensing agreements in the form of royalties during the six months ended February 29, 2020 compared to $5,625 the six months ended February 28, 2019. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the six months ended February 29, 2020 our total operating expenses were $1,685,288 compared to $1,549,962 for the six months ended February 28, 2019, resulting in an increase of $135,326. The increase is attributable to a total decrease of $42,896 in general administration, and sales and marketing expenses and partially offset by an increase of $178,222 in research and development expenses.

We realized financial loss of $4,327,837 for the six months ended February 29, 2020, compared to financial income of $4,618,028 for the six months ended February 28, 2019. The decrease in financial income was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo, in the total amount of $4,363,000 and exchange differences in total of $40,466 set off by a capital gain of $80,521. As a result, the net loss was $6,010,061 for the six months ended February 29, 2020, compared to a net income of $3,073,691 for the three months ended February 28, 2019.

Net loss

Net loss was $6,010,061 compare to net income of $3,073,691 for the six months ended February 29, 2020 and February 28, 2019, for the reasons explained above.

Other comprehensive profit

We incurred another comprehensive loss of $2,884,846 for the six months ended February 29, 2020. The loss was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo and Wize Pharma, in the total amount of $2,884,846 As a result; the total comprehensive lost was $8,614,023 for the six months ended February 28, 2020.

Liquidity and Capital Resources

Overview

As of February 29, 2020, we had $586,972 in cash compared to $265,982 on August 31, 2019. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 29, 2020 compared to the Six Months Ended February 28, 2019

We used cash in operations of $1,404,877 for the six months ended February 29, 2020 compared to cash used in operations of $1,406,474 for the six months ended February 28, 2019. The negative cash flow from operating activities for the six months ended February 28, 2020 is primarily attributable to the Company's net loss from operations of $6,010,061, offset by depreciation of $103,960, a decrease in accounts payables and accrued liabilities of $19,232, a decrease of $85,417 in account receivables and prepaid expenses and an increase in changes in fair value of a financial asset, consisting of the Company’s shares held in Seedo, of $4,363,000 , capital gain of $80,521 and stock issued for services in a total of $72,120,.

We had cash flow from investing activities of $1,806,307 during the six months ended February 29, 2020, compared to cash flow used in investing of $2,306,571 for the six months ended February 28, 2019. The reason for the increase in cash flow from investing activities is due to the Company’s Realization of some of held for trade investments in in total of $1,806,307 and its purchase of fixed assets in the aggregate amount of $14,900.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2019, included in our Annual Report on Form 10-K as filed on November 29, 2019, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

On March 8th, 2020, the Company joined Cannabics Inc., our largest shareholder and affiliate in a suit against Seach Sarid Ltd., Seach Medical Group Ltd. and Shay Sarid in Tel Aviv, Israel. This suit was brought by the Company as it believes the defendants pursued certain business arrangements which rightfully inured to the Company. Said litigation is ongoing and the Company shall vigorously protect and pursue what it believes to be the rights of the Company and its shareholders.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

During the Quarter ending February 29, 2020, the Company issued a total of 616,666 common shares to three consultants pursuant to their consulting agreements with the company.

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

Cannabics Pharmaceuticals Inc.

Date: April 13, 2020	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2020	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

