Form 10-Q
period 2020-05-31
Cannabics Pharmaceuticals Inc.
filed 2020-07-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of July 14, 2020, the registrant had 135,080,441 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2020	2019
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$357,629	$265,982
Prepaid expenses and other receivables	154,784	284,496
Held for trading Investments	1,076,637	3,256,456
Current royalties	–	500,000
Total current assets	1,589,050	4,306,934

Available for sale Investment	3,028,308	6,010,946
Long term royalties	–	3,863,000

Equipment, net	910,818	1,002,286

Total assets	$5,528,176	$15,183,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	206,493	215,229
Due to a related party	223,645	223,645
Total current liabilities	430,138	438,874

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 135,080,441 shares issued and outstanding at May 31 2020 and 134,498,775 shares issued and outstanding at May 19 2019 and August 31, 2019.	13,508	13,450
Additional paid-in capital	15,372,310	15,300,250
issuance of warrants	2,784,388	2,784,387
Other comprehensive income	(172,625)	2,810,013
Accumulated deficit	(12,899,543)	(6,163,807)
Total stockholders' equity ( deficit )	5,098,038	14,744,292

Total liabilities and stockholders' equity	$5,528,176	$15,183,166

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Net revenue	$1,886	$2,160	$4,950	$7,785

Operating expenses:
Research and development expense	370,084	333,759	1,280,533	1,065,986
General and administrative expenses	322,316	447,923	1,097,155	1,265,658

Total operating expenses	692,400	781,682	2,377,688	2,331,644

Loss from operations	(690,514)	(779,522)	(2,372,738)	(2,323,859)

Other income
Financial (Loss) Income	(35,161)	232,073	(4,362,998)	4,850,101

Net (loss) income	(725,675)	(547,449)	(6,735,736)	2,526,242

Profit from available for sale assets	2,672,221	987,099	(172,625)	5,871,456
Total comprehensive (income) loss	$1,946,546	$439,650	$(6,908,361)	$8,397,698

Net loss per share - basic and diluted:	$(0.005)	$0.040	$(0.050)	$0.019

Weighted average number of shares outstanding - Basic and Diluted	135,035,442	135,221,626	134,611,567	132,087,744

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2019	134,498,775	$13,450	$15,300,250	2,784,387	$2,810,013	$(6,163,807)	$14,744,292

Issuance of shares of common stock for cash	–	–	–	–	–	–	–

Treasury stock	(30,000)	(3)	(29,997)	–	–	–	(30,000)

Issuance of common stock for services, net	611,666	61	102,059	–	–	–	102,120

Other comprehensive loss	–	–	–	–	(5,578,515)	–	(5,578,515)

Net loss	–	–	–	–	–	(6,735,736)	(6,735,736)

Balance, May 31, 2020	135,080,441	$13,508	$15,372,310	2,784,387	$(2,768,502)	$(12,899,543)	$2,502,161

	Common stock		Additional paid in		Unrealized fain (loss) on available-for-sale financial	Accumulated	Total equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, February 29, 2020	135,035,441	$13,504	$15,372,316	2,748,387	$(2,844,846)	$(12,173,868)	$3,115,492

Issuance of common stock for services, net	45,000	4	44,996	–	–	–	45,000

Other comprehensive loss	–	–	–	–	76,344	–	76,344

Net Loss	–	–	–	–	–	(725,675)	(725,675)

Balance, May 31, 2020	135,080,441	$13,508	$15,372,310	2,784,387	$(2,768,502)	$(12,899,543)	$2,511,161

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2018	121,575,388	$12,158	$9,840,420	89,722	$–	$(7,296,777)	$2,645,523

Issuance of shares of common stock for cash	10,277,777	1,028	4,363,138	2,784,387	–	–	7,148,553

Issuance of shares of common stock for Investment	2,263,943	226	909,707	–	–	–	909,933

Issuance of common stock for services, net	341,667	34	215,841	–	–	–	215,875

Expiration of warrants	–	–	89,722	(89,722)	–	–	–

Other comprehensive loss	–	–	–	–	5,871,456	–	5,871,456

Net profit	–	–	–	–	–	2,526,242	2,526,242

Balance, May 31, 2019	134,458,775	$13,446	$15,418,827	2,784,387	$5,871,456	$(4,770,535)	$19,317,582

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, February 29, 2019	132,194,831	$13,219	$14,509,120	2,748,387	$4,884,357	$(4,223,086)	$17,967,997

Issuance of common stock for services, net	2,263,944	227	909,707	–	–	–	909,934

Other comprehensive gain	–	–	–	–	987,099	–	987,099

Net Loss	–	–	–	–	–	(547,449)	(547,449)

Balance, May 31, 2019	134,458,775	$13,446	$15,418,827	2,784,387	$5,871,456	$(4,770,535)	$19,317,581

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

For the years ended August 31, 2019

	Common stock		Additional paid in		Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	deficit	(deficit)

Balance, August 31, 2018	121,575,388	$12,158	$9,840,420	89,722	$(7,296,777)	$2,645,523

Issuance of shares of common stock for cash	10,277,777	1,028	4,441,384	2,784,387	–	7,226,799

Issuance of common stock for services	2,645,610	264	1,018,445	–	–	1,018,709

Expiration of warrants	–	–	–	(89,722)	–	(89,722)

Other comprehensive profit	–	–	–	–	–	2,810,013

Net profit for the year ended August 31, 2018	–	–	–	–	1,132,970	1,132,970

Balance, August 31, 2019	134,498,775	$13,450	$15,300,249	2,784,387	$(6,163,807)	$14,744,292

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months Ended,
	May 31,	May 31,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(6,735,736)	$2,526,242
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	167,190	142,009
Interest on loans	–	–
Royalties receivables valuation	4,363,000	(4,827,000)
Stock issued for services	72,120	215,875
Profit from held for trading investments	(48,546)	(68,528)
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	129,712	(128,460)
Accounts payable and accrued liabilities	(8,736)	(85,247)
Net cash used in operating activities	(2,060,996)	(2,225,109)

Cash flows from investing activities:
Available for sale investments	–	(1,920,000)
Held for trading Investments	2,228,365	(3,786,343)
Acquisition of equipment	(75,722)	(185,932)
Net cash used in investing activities	2,152,643	(5,892,275)

Cash flows from financing activities:
Proceeds from sale of common stock	–	7,294,266
Costs of raising capital	–	(76,989)
Net cash provided by financing activities	–	7,217,277

Effect of exchange rate fluctuations on cash
Net increase (Decrease) in cash	91,647	(900,107)
Cash and cash equivalents at beginning of the Period	265,982	1,393,608
Cash and cash equivalents at end of the Period	$357,629	$493,501

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

On July 24, 2017, the Company announced the establishment of its genetics laboratory to develop diagnostic tools based on human genome, tumor genetics and specific cannabinoids.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $6,735,736 for the nine months ended May 31, 2020, it has incurred cumulative losses since inception of $12,899,543. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $1,280,553 and $1,065,986 for the nine months ended May 31, 2020 and 2019, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the nine months ending May 31, 2020, the Company paid $336,137 in salaries, including socials benefits, to two directors, compared to $394,514 for the nine months ending May 31, 2019.

The Company had a balance outstanding at May 31, 2020 and at May 31, 2019 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 4 – Commitments and Contingencies

The company leases its office in Tel Aviv. In May, 2019, the Company extended its lease agreement for an additional twelve-month extension which expires on April 1st, 2021. The monthly lease is $1,390.

Effective June 1, 2018, the Company entered into a 36-month car lease for one of its executive officers.

The company leases its Laboratory in Rehovot. In May, 2019, the Company extended its lease agreement for an additional twelve-month extension which expires on April 1st, 2021. The monthly lease is $3,600.

As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $51,000.

Note 5 – Subsequent Events

On June 10th, 2020, the Company executed an MOU with Cannomed Medical Cannabis Industries, Ltd., an Israeli listed public company (CNMD) to develop cannabis cultivars specifically targeted to treat cancer.

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

SR Capsules

We have developed a proprietary capsule as a treatment to improve cancer related cachexia/anorexia syndrome (“CACS”) in advanced cancer patients. The main purpose in the treatment of patients with advanced cancer and CACS is to gain weight and improve quality of life (“QoL”). We believe that QoL in patients with CACS is inversely related to reduced appetite and weight-loss. Our clinical study was led by Professor Gil Bar-Sela, the Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of the service for melanoma and sarcoma patients. The main endpoints of the treatment of patients with advanced cancer and CACS are weight gain and QoL. The study was fully registered with the US NIH under "Cannabics Capsules as Treatment to Improve Cancer Related CACS in Advanced Cancer Patients", Identifier NCT02359123, and may be found at https://clinicaltrials.gov/ct2/show/NCT02359123. The results of this study were published by Dr. Bar-Sela in Sage Journals under “Integrative Cancer Therapies” on October 9th, 2019, and may be seen here - https://journals.sagepub.com/doi/full/10.1177/1534735419881498

During this 2nd Quarter, the following notable events occurred within the Company:

On March 2nd, 2020, the Company released its findings which reveal a differential effect of extraction methods upon Necrotic efficacy of Cannabis on Gastro-intestinal Cancer cells. A press release with further details was issued the same date.

On March 11th, 2020, the Company released its findings which reveal that specific Cultivars have been identified in having a positive anti-tumor effect upon gastric Adenocarcinoma. A press release with further details was issued the same date.

On April 13th, 2020, the Company announced its development of a novel Cannabis formulation specifically for the treatment of Colon Cancer. A press release with further details was issued the same date.

On April 27th, 2020, the Company announced its appointment of Dr. Zamir Halpern to its Scientific Board. A press release with further details was issued the same date.

On May 6th, 2020 the Company announced its filing of a Provisional patent with the USPTO entitled “Composition and Method for Treating Colon Cancer with Cannabinoids.” A press release with further details was issued the same date.

Results of Operations

For the Three Months Ended May 31, 2020 and 2019

Revenues

We received $1,886 from licensing agreements in the form of royalties during the three months ended May 31, 2020 compared to $2,160 for the three months ended May 31, 2019. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the three months ended May 31, 2020 our total operating expenses were $692,400 compared to $781,682 for the three months ended May 31, 2019, resulting in a decrease of $89,282. The decrease is attributable to a total decrease of $125,607 in general administration, and sales and marketing expenses and an increase of $36,325 in research and development expenses.

We realized financial loss of $35,161 for the three months ended May 31, 2020, compared to incurring financial gain of $232,073 for the three months ended May 31, 2019. The decrease in financial expense was mainly attributable to exchange differences in total of $12,795 and a decrease in capital gain and held for trading revaluation of $22,366 of. As a result, the net profit was $725,675 for the three months ended May 31, 2020, compared to a net income of $547,449 for the three months ended May 31, 2019.

Net Loss

Net loss was $725,675 compared to net loss $547,449 for the three months ended May 31, 2020, for the reasons explained above.

For the nine Months Ended May 31, 2020 and 2019

Revenues

We received $4,950 from licensing agreements in the form of royalties during the six months ended May 31, 2020 compared to $7,785 the six months ended May 31, 2019. The reason for the increase in revenues is due to an increase in capsule sales.

Operating Expenses

For the nine months ended May 31, 2020, our total operating expenses were $2,377,688 compared to $2,331,644 for the nine months ended May 31, 2019, resulting in an increase of $46,044. The increase is attributable to a total decrease of $168,503 in general administration, and sales and marketing expenses and partially offset by an increase of $214,547 in research and development expenses.

We realized financial loss of $4,326,998 for the nine months ended May 31, 2020, compared to financial income of $4,850,101 for the nine months ended May 31, 2019. The decrease in financial income was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo, in the total amount of $4,363,000 and exchange differences in total of $53,341 set off by a capital gain of $26,212 and held for trading valuation of $ 33,207. As a result, the net loss was $6,735,736 for the nine months ended May 31, 2020, compared to a net income of $3,073,691 for the three months ended May 31, 2019.

Net loss

Net loss was $6,735,736 compare to net income of $2,256,252 for the nine months ended May 31, 2020 and May 31, 2019, for the reasons explained above.

Other comprehensive profit

We incurred another comprehensive loss of $2,982,638 for the nine months ended May 31, 2020. The loss was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo and Wize Pharma, in the total amount of $2,982,638 As a result; the total comprehensive gain was $8,632,667 for the nine months ended May 31, 2020.

Liquidity and Capital Resources

Overview

As of May 31, 2020, we had $357,629 in cash compared to $265,982 on August 31, 2019. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the nine Months Ended May 31, 2020 compared to the nine Months Ended May 31, 2019

We used cash in operations of $2,060,996 for the nine months ended May 31, 2020 compared to cash used in operations of $2,225,109 for the nine months ended May 31, 2019. The negative cash flow from operating activities for the nine months ended May 31, 2020 is primarily attributable to the Company's net loss from operations of $6,735,736, offset by depreciation of $167,190, a decrease in accounts payables and accrued liabilities of $8,737, a decrease of $129,712 in account receivables and prepaid expenses and an increase in changes in fair value of a financial asset, consisting of the Company’s shares held in Seedo, of $4,363,000 , capital gain of $26,212 held for trading valuation of $22,334 and stock issued for services in a total of $72,120.

We had cash flow from investing activities of $2,152,643 during the nine months ended May 31, 2020, compared to cash flow used in investing of $2,225,109 for the nine months ended May 31, 2019. The reason for the increase in cash flow from investing activities is due to the Company’s Realization of some of held for trade investments in in total of $2,228,365 and its purchase of fixed assets in the aggregate amount of $75,722.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2. Recent Sale of Unregistered Securities

During the Quarter ending May 31, 2020, the Company issued a total of 45,000 common shares to a consultant pursuant to their consulting agreement with the company.

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

Cannabics Pharmaceuticals Inc.

Date: July 14, 2020	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2020	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

