Form 10-K
period 2020-08-31
Cannabics Pharmaceuticals Inc.
filed 2020-11-04
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On August 31st, 2020, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,170,292, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $1.02. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of November 4, 2020, the registrant had 135,080,441 shares of its Common Stock, $0.0001 par value, outstanding.

2

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

Our corporate address is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814; Telephone (877) 424-2429.

The company was previously engaged in the oil and gas exploration business. On April 29th, 2014, the company began a new direction and the majority of the Shareholders of the company elected the current Board of Directors and renamed the Company Cannabics Pharmaceuticals Inc. The Directors formed a US based company founded in 2012 by a group of renowned researchers from the fields of molecular biology, cancer research and pharmacology. R&D is conducted in Government licensed labs in Israel with the focus of development of personalized cannabinoid-based therapies, medications and administration routes for cancer.

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

On June 10th, 2020, the Company announced its collaboration agreement with Cannomed, a public company on the Israeli stock exchange, for the development of 17 specific cultivars rich in known anti-tumor properties to target various human cancer cells.

On June 16th, 2020, the Company announced its appointment of Dr. Erez Scapa, MD, to its Scientific Board of Advisors. Dr. Scapa is an Expert in Invasive Gastroenterology in the Sourasky Medical Center in Tel-Aviv, Israel, where he is head of the Endoscopic Submucosal Dissection (ESD) program.

On August 5th, 2020, the Company announced its appointment of Dr. Dana Ben-Ami Shor to its Scientific Board of Advisors, where she will help lead the design and implementation of the company's clinical validation plan of its novel drug candidates for the treatment of colorectal cancer.

On August 20th, 2020, the Company announced the creation of a new Division for its Anti-Tumor drug candidate RCC-33, for the treatment of colorectal cancer. The emanates from the Company’s focus on a clinical validation path, including in-vivo experiments, collaborations with key medical centers, and the preparation of a product dossier with which the company plans to schedule a Pre IND-Meeting with the US FDA.

Our Business

We are a biopharmaceutical company specializing in the discovery, development and commercialization of novel cannabinoid-based products and innovative technologies for the treatment of cancer.

Management Experience

Cannabics Pharmaceuticals Inc.’s management team is highly experienced in various aspects of biotech and pharmaceutical management. The scientific team has a long cumulative track record in cancer and CNS research, pharmaceutical development, clinical studies and a deep hands-on understanding of the medical cannabis industry.

 Dr. Eyal Ballan, 45, is a co-founder of Cannabics Inc. and is its CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer).  He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors and is a member of the American Academy of Neurology. Eyal is committed full time to the Company.

Eyal Barad, 55, is a co-founder of Cannabics Inc. He was named Director & CEO on November 13 th, 2017, as noted in the 8K of that date. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University. Eyal is committed full time to the Company.

Gabriel Yariv, Mr. Yariv, 43, was named Director and Chief Operations Officer on November 6th, 2019. Mr. Yariv brings over 20 years of successful executive experience in the medical industry. Mr. Yariv was part of the founding group of BreathID, an Oridion Medical business unit (now Medtronic) and its subsequent spinoff company, Exalenz Bioscience, which develops and manufactures advanced non-invasive diagnostic medical devices for gastrointestinal and liver conditions. Mr. Yariv also co-founded SimuTec, a medical simulation and training company in Brazil that develops and commercializes advanced personalized Virtual Reality training programs for physicians. Mr. Yariv is actively engaged in non-profit and philanthropic activities including ongoing business mentoring of entrepreneurs, founder of the Yariv Foundation for Leadership, and current member of the Friends of the Israel Museum society. Mr. Yariv holds a BA (Cum Laude) in History, Philosophy & Political science from Boston University, and a Certificate Course in Cyberlaw from Harvard University.

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

Dr. Danna Ben-Ami Shor, MD – Dr. Ben-Ami Shor is a recognized expert in invasive endoscopy and gastroenterology in the Sourasky Medical Center in Tel-Aviv, Israel. Dr. Ben-Ami Shor earned her M.D in 2009, graduating cum laude from the Sackler Faculty of Medicine, Tel Aviv University. She specialized in internal medicine and gastroenterology at the Sheba Medical Center, Israel. She also successfully completed an advanced endoscopy (ASGE) accredited fellowship within the Center for Interventional Endoscopy at AdventHealth, in Florida. Additionally, Dr. Ben-Ami Shor is proficient in both diagnostic and therapeutic endoscopic ultrasound (EUS), and endoscopic retrograde cholangiopancreatography (ERCP).

Prof. Zamir Halpern - Medical Advisor. Prof. Halpern, is a senior physician at the Gastroenterology Institute of the Sourasky Medical Center in Tel-Aviv, Israel, and current Chairman of the National Gastro Nutrition and Liver Diseases Council at the Israeli Ministry of Health. He has also served as Chairman of the Israeli Association of the Study of Liver, Chairman of the Israeli Gastroenterology Association and Chairman of the National Council for Food and Agriculture.

Dr. Erez Scapa, MD - Medical Advisor. Dr. Scapa earned his M.D. in 2000 at the Technion Institute of Technology in Haifa, Israel, cum laude. He later held a Research Fellowship in Hepatology at the Brigham and Women's Hospital, Harvard University, Boston, Massachusetts, as well as a fellowship in Endoscopic Submucosal Dissection at the NTT Medical Center in Tokyo, Japan. He is an expert in invasive endoscopy and has extensive experience in preforming colonoscopies and gastroscopies. He is proficient in both diagnostic as well as invasive endoscopic ultrasound and has served as the head of the Endoscopic Submucosal Dissection program in Tel-Aviv Sourasky Medical Center since 2019.

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

Company Overview –

CANNABICS PHARMACEUTICALS, INC. is based in Bethesda, Maryland, and is dedicated to the development and licensing of personalized cannabinoid-based treatments and therapies. The Company’s main focus is development and marketing innovative bioinformatic delivery systems for cannabinoids, personalized medicine therapies and procedures based on cannabis originated compounds and bioinformatics tools. The parent Company Cannabics Inc was founded by a group of Israeli researchers from the fields of cancer research, pharmacology and molecular biology.

Nature of the Company

The Company is a biopharmaceutical corporation specializing in the discovery, development and commercialization of novel effective cannabinoid-based products and innovative technologies for the treatment of cancer. Cannabics is a pioneer in the constellation of cannabis cancer and diagnostics. Our vision is to reveal and personalize the potential of cannabis medicine to treat cancer itself, as well as side effects. We develop cancer diagnostics in conjunction with cannabinoid medicine, utilizing novel bio-technological tools, striving to prevent cancer onset in healthy adults and progression in patients. Personalization of cannabinoid-based treatments is the main scope of the company. We combine the power of our proprietary technologies with the expertise of our leading scientists to unlock the medicinal properties of cannabis and its diversity of bioactive compounds. We have conducted thousands of tests on biopsies and cell lines in order to identify the physiologic impact of cannabinoids on cell cycle and cell death. This scientific workflow has generated an ongoing stream of biological data through which we have accumulated in-depth knowledge of the various therapeutic effects of cannabinoids and identified cannabinoid ratios demonstrating anti-tumor potential. We believe that our cannabinoid research coupled with our proprietary technologies and intellectual property positions the Company to play an important role in the rapidly growing medical cannabis marketplace.

Our core technology is a continuously evolving bioinformatics platform that utilizes high-throughput screening technology, advanced data analytics, and proprietary methodologies to rapidly examine the physiologic effect of multiple cannabinoid compounds on tumor cells. This technology enables us to screen thousands of cannabinoid combinations weekly, generating multiple datasets on the anti-tumor properties of different cannabinoid formulations and ratios. We conduct a broad range of preclinical research on cannabinoids through our bioinformatics platform, which informs the development of our product candidates.

Our lead product candidate is RCC-33, an oral capsule for the treatment of colorectal cancer (“CRC”). RCC-33 contains high concentrations of the cannabinoids CBDV and CBGA, which have demonstrated complex synergistic anti-tumor activity in our in vitro studies, with minimal psychoactive effects. We are currently in the early planning stage of a clinical development pathway for RCC-33. We plan to conduct further preclinical studies to establish the safety and efficacy of RCC-33 in an in vivo murine model of colorectal cancer. Subject to the results of our preclinical studies, we intend to proceed to phase 1/2a clinical study in the second half of 2022.

Cannabics SR is a lipid-based capsule containing a standardized formulation of cannabinoids that we are developing as a product candidate for the treatment of cancer anorexia-cachexia syndrome (“CACS”). With a rapid onset of action and sustained effects for up to 6-8 hours, we believe that the convenience of once or twice daily oral dosing of Cannabics SR may improve quality of life and increase patient compliance with treatment regimens, leading to better health outcomes. A two-year pilot study of Cannabics SR led by Dr. Gil Bar-Sela of the Rambam Hospital Health Care Campus, Division of Oncology, in Haifa, Israel, demonstrated a clinically significant weight increase in CACS patients treated with Cannabics SR capsules (Source: https://www.ncbi.nlm.nih.gov/pmc/articles/PMC6785913/). In the second half of 2021, we intend to commence an additional pilot study in Israel to assess the pharmacokinetics and pharmacodynamics of Cannabics SR in humans. Data from the study will inform our clinical development plan for Cannabics SR. In the meantime, we anticipate that the results of these studies may enable us to obtain a permit from the Israeli Ministry of Health to commercialize Cannabics SR in Israel.

Another product candidate we are developing is Cannabics CDx, a drug sensitivity test designed to provide innovative decision support to healthcare providers interested in personalizing cannabinoid-based cancer therapies. Cannabics CDx applies data analytics and high-content drug sensitivity screening integrated with our proprietary database to measure the effectiveness of cannabinoid compounds on a patient’s biopsy, suggest preferred alternatives, and alert healthcare providers to cannabinoids that may be contraindicated. We believe that Cannabics CDx will meet a significant unmet need of the growing population of cancer patients being treated with cannabis by enabling healthcare providers to more precisely tailor cannabinoid treatments to a patient’s cancer and clinical profile. We are currently seeking strategic partners for a clinical validation study expected to commence in 2022 to assess the sensitivity and specificity of Cannabics CDx with a view towards commercializing Cannabics CDx in Europe, the United States, and other territories.

Cancer and Cannabinoids

Cancer is a general term used to describe a group of more than 100 related diseases characterized by uncontrolled growth and spread of abnormal cells, leading to the development of a mass commonly known as a tumor, followed by invasion of the surrounding tissues and subsequent spread, or metastasis, to other parts of the body. Despite enormous investment in research and the introduction of new treatments, cancer remains a critical area of unmet medical need. According to the World Health Organization, cancer is the second leading cause of mortality worldwide, responsible for an estimated 9.6 million deaths in 2018. As of January 1, 2019, there were more than 16.9 million people with a history of cancer living in the United States, with 1.8 million new cases and 606,520 cancer deaths expected in 2020 (Source: American Cancer Society. Cancer Facts & Figures 2020).

Over the past decade, there has been growing interest in the therapeutic value of cannabinoid compounds in oncology. Cannabis has long been suggested as a well-tolerated, safe, and effective option to help patients cope with cancer related symptoms by reducing nausea and vomiting, alleviating cancer pain, stimulating appetite, and improving quality of life. Beyond their palliative benefits, however, cannabinoids have also been receiving increased attention for their anti-cancer potential, which we believe may one day revolutionize cancer therapy.

Cannabinoids are a diverse class of chemical compounds that occur naturally within cannabis plants and are pharmacologically similar to cannabinoids produced by the human body, known as endocannabinoids. Endocannabinoids form part of the human endocannabinoid system (ECS), a complex biological network that also includes cannabinoid receptors and enzymes involved in cannabinoid formation, transport, and degradation. The ECS is regarded as an important endogenous system implicated in regulation of the most vital biological processes to maintain homeostasis, assisting the body to remain stable and balanced despite external, or environmental, fluctuations (Source: Current Pharmaceutical Design, 2016;22(12):1756-1766).

Dysregulation of the ECS owing to variation in the expression and function of cannabinoid receptors or enzymes or the concentration of endocannabinoids has been associated with several diseases, including cancer (Source: International Journal of Molecular Sciences, 2020;21(3):747). Indeed, the mechanisms involved in the regulation of the ECS as well as the processes that it regulates include practically every pathway important in cancer biology. Expression of the ECS is altered in numerous types of tumors, compared to healthy tissue, and this aberrant expression has been related to cancer prognosis and disease outcome, depending on the origin of the cancer (Source: British Journal of Pharmacology, 2018;175(13):2566-2580). Recent studies suggest that endocannabinoids contribute to maintaining balance in cell proliferation and that targeting the ECS can affect cancer growth (Source: Canadian Urological Association Journal, 2017;11(3-4):E138-E142).

Cannabinoids can interact with the cannabinoid receptors in the ECS, sometimes with a higher affinity than endocannabinoids. As a consequence, all the processes regulated by endocannabinoids are susceptible to interference by cannabinoids. The ability to use cannabinoids to modulate the ECS encompasses several attractive pharmacotherapeutic targets for systemic anti-cancer treatment and has sparked considerable research examining cannabinoid action on cancer cells (Source: Pharmacological Reviews, 2006;58(3):389-462).

Cannabinoids have demonstrated selective anti-tumor properties in preclinical studies, exerting anti-proliferative, proapoptotic, anti-angiogenic, and anti-metastatic and anti-inflammatory effects depending on tumor type and specific setting (Source: Cancer Medicine, 2018:7(3):765-775). These effects appear to be more pronounced when cannabinoids are used together versus being administered separately, a mechanism known as the entourage effect. We believe, therefore, that cannabinoid combinations may hold promise for an improved anti-proliferative strategy for cancer management.

In addition to their potential role as anti-cancer agents, cannabinoids have been observed to act synergistically with some conventional antineoplastic drugs, such as chemotherapeutic agents, enhancing their effectiveness (Source: Cancer Medicine, 2018;7(3)765-775). This raises the potential for combinational therapies that may increase the range of chemotherapeutic options available to patients and enable targeting of tumor progression at different levels while also permitting dosages of cytotoxic drugs to be dramatically reduced without compromising efficacy.

Figure 1: Synergistic effects of cannabis extracts and chemotherapies on cancer biopsy after treatment with the same extract and three different chemotherapy combinations

As of the date of this filing, we are not aware of any cannabinoid-based therapies approved for the treatment of cancer.

Our Bioinformatics Platform

We have developed a continuously evolving preclinical bioinformatics platform that enables us to evaluate and classify the physiological impact of multiple cannabinoid compounds on various cancer cells. Utilizing state-of-the-art high-throughput screening and flow cytometry, our platform is capable of testing thousands of compounds weekly, allowing us to rapidly and effectively examine their interactions with a growing library of human cancer cell lines and biopsies. Through the large body of data generated by our platform, we are accumulating in-depth knowledge of the various therapeutic effects of cannabinoids and patterns of cannabinoid ratios that demonstrate meaningful physiologic impact on cancer.

Our bioinformatics platform includes the following:

➢	high-throughput screening, high content screening, flow cytometry, machine learning, robotics, and proprietary methodologies;
➢	a library of human cancer cell lines and thousands of different combinations and ratios of cannabinoid compounds in a costumed matrix;
➢	a growing database of biological response data;
➢	in-house extraction, processing methodologies, and analytical techniques that yield well-characterized and standardized extracts;
➢	collaborations with regulated cannabis producers that may expand our cannabinoid compound library and provide us with access for future proprietary cultivars;
➢	fully integrated in-house research and development; and
➢	regulatory expertise.

Once a series of potentially active cannabinoids is identified for a specific cancer type, we then test and confirm their activity through in vitro and ex-vivo evaluation studies to determine their potential activity. Through this process, we are able to assess their therapeutic potential. The results of our pre-clinical experiments provide starting points for our clinical development programs.

Biopharmaceutical Collaboration

As medical cannabis becomes increasingly recognized for its therapeutic potential in the age of personalized medicine and genomics, we believe that there is a growing global demand by biopharmaceutical companies for research and diagnostic tools that both facilitate and accelerate the generation of biological information for the development of cannabinoid drugs and formulations. We believe that our bioinformatics platform will be of benefit to such companies and may therefore represent collaborative opportunities, market potential and downstream value-creation for the Company.

Finding novel ways to treat and cure diseases is a fundamental challenge in biomedical research. Unsuccessful clinical trials are the most expensive obstacle for drug development because of the immense costs and the low success rate. Only 1 out of 10 drugs successfully pass through clinical development, with 80% of drugs excluded before Phase 3 clinical trials (Source: Biotechnology Innovation Organization, “Clinical Development Success Rates, 2006-2015). The low clinical target validation success rate reflects a lack of reliable drug target prediction methods. This is particularly true in the case of research on cancer, which is increasingly being understood as not just many but thousands of different diseases, requiring more well-defined targets and biomarkers. A 2018 study by MIT found that trials using biomarkers for patient stratification have higher success rates, especially in the area of oncology, where clinical trials using biomarkers exhibited almost twice the overall probability of success compared to trials without biomarkers (Source: Biostatistics, 2019;20(2):273-286).

We believe that our bioinformatics platform could make the development of cannabinoid-based drugs more successful by providing a more accurate and reliable drug target prediction method. Our proprietary analytics may benefit biopharmaceutical companies across a range of applications, including patient selection and recruitment for clinical trials and identification of new targets for drug development.

Development Pipeline

We are currently developing a portfolio of proprietary technologies and formulations with a variety of research, analytic, and therapeutic applications. Our most advanced development programs include the following:

Product Candidate	Indication/Description	Current Development Status	Expected Next Steps	Partner(s)
RCC-33	Colorectal Cancer	Pre-clinical	Pre-IND meeting with FDA in the second half of 2021. Phase 1/2a clinical trial expected to commence in the second half of 2022	None
Cannabics SR	Cancer Anorexia-Cachexia Syndrome	Phase 0	Additional pilot studies expected to commence in the second half of 2021	None
Cannabics CDx	Drug sensitivity test for cannabinoid-based cancer therapies.	Pre-clinical	Clinical validation study to commence in 2022	To be determined

We continue to conduct research and seek collaborations for new advances in biotechnology that may lead to the development of additional product candidates.

RCC-33 for Colorectal Cancer

Overview

Our lead product candidate is RCC-33, which we are developing as a treatment for CRC. RCC-33 is an oral capsule containing a proprietary formulation of cannabinoids that have demonstrated synergistic efficacy in reducing the viability of human colon cancer cell lines in preclinical studies.

Colorectal Cancer

CRC is one of the more common forms of cancer worldwide, representing a significant challenge to the global healthcare system. According to the World Health Organization, CRC is the third most diagnosed cancer in the world and the second-leading cause of cancer-related mortality. In the United States, there were approximately 1,348,087 people living with CRC in 2017 (Source: National Cancer Institute. “Cancer Stat Facts: Colorectal Cancer”). It is estimated that 147,950 Americans will be diagnosed with CRC in 2020, representing 8.2% of all new cancer cases, and 53,200 Americans will die from the disease (Source: American Cancer Society. “Cancer Facts & Figures 2020”).

Most CRCs begin as a noncancerous growth called a polyp that develops on the inner lining of the colon or rectum. The most common kind of polyp is called an adenomatous polyp or adenoma. According to the American Cancer Society, an estimated one-third to one-half of all individuals will eventually develop one or more adenomas. Although all adenomas have the capacity to become cancerous, fewer than 10% are estimated to progress to invasive cancer. The likelihood that an adenoma will evolve into cancer increases as it becomes larger or when it acquires certain histopathological characteristics. Adenomas that become cancerous, called adenocarcinomas, comprise nearly 96% of all CRCs (Source: American Cancer Society. “Colorectal Cancer Facts & Figures 2017-2019”). Adenocarcinomas may grow into blood vessels or lymph vessels, increasing the chance of metastasis to other anatomical sites.

CRC usually develops slowly, over a period of 10 to 20 years. The complex sequence of events occurring during initiation, development and propagation of adenocarcinomas is likely the result of a lifelong accumulation of mutations caused by both genetic and environmental factors known as the adenoma to carcinoma sequence. While the specific cause of any particular case of CRC is often unknown, more than one-half of all cases and deaths are attributable to lifestyle and environmental factors, such as smoking, unhealthy diet, high alcohol consumption, physical inactivity, and excess body weight (Source: American Cancer Society. “Cancer Facts & Figures 2020”).

CRC does not usually cause symptoms until the disease is advanced, therefore early detection of adenomas by screening is vital. If not treated or removed, an adenoma can become a potentially life-threatening cancer.

Current Standard of Care

Treatment options for CRC patients depend on several factors, including the type and stage of cancer, possible side effects, and the patient’s preferences and overall health. Surgical removal of the tumor is the most common form of treatment, particularly in the early stages of malignancy. Patients with more advanced stages of CRC may be given adjuvant chemotherapy to kill any cancer cells remaining after surgery, though standard chemotherapy is associated with severe side effects and provides marginal benefit to the majority of patients. While radiation therapy is often used to treat rectal cancer, it is not generally recommended for colon cancer patients except in the later stages of the disease (Source: American Cancer Society. “Treating Colorectal Cancer”).

CRC is a heterogeneous disease with distinct clinical, molecular, and pathophysiological characteristics. As a result, the response to treatment is variable between patients, even when they are diagnosed at the same clinical stage. Such heterogeneity remains an obstacle to the optimization of treatment for each individual. Researchers are continuing to investigate new treatment options, such as immunotherapy and targeted therapy, that focus upon the genes, proteins, and other factors in a particular tumor (Source: American Cancer Society. “Advances in Colorectal Research”).

Immunotherapy uses the body’s own immune system to kill cancer cells. There are already several FDA-approved immunotherapy options for CRC, such as pembrolizumab (Keytruda®), nivolumab (Opdivo®), and ipilimumab (Yervoy®). Many immunotherapies that have shown promise in addressing other types of cancer are also being tested for CRC. While immunotherapy has had some encouraging results, significant limitations remain. Its efficacy is often unpredictable and the treatment can lead to the body becoming resistant or result in off-target toxicities where the body’s immune system attacks healthy tissue. Immunotherapy may take longer than other protocols and it is substantially more expensive than classical treatments (Source: Pharmacy & Therapeutics, 2017;42(8):514-521).

Targeted therapy uses drugs to target specific molecules inside cancer cells or on their surface to slow the growth of cancer, destroy cancer cells, and relieve cancer symptoms. There are different types of targeted therapy drugs, each working differently depending on what molecule the drug is targeting. A treatment is chosen based on the types of molecules expressed on the patient’s tumor cells, which allows doctors to tailor cancer treatment for each person. Several targeted therapy drugs, such as bevacizumab (Avasin®) and cetuximab (Erbitux®), are already used to treat advanced CRC. Despite showing clinical promise, targeted therapy has challenges, such as tumor heterogeneity, off-target toxicity, and acquired resistance (Source: Medical Research Journal, 2019;4(2):99-105). The lack of biomarkers by which to identify patients having a high probability of response is also a particularly significant obstacle. As with immunotherapy, the cost of targeted therapy is substantially higher than classical treatments.

We believe that there is no “magic bullet” to cure cancer and that a personalized combination of cancer treatments may be the best course for long term survival benefits in each case. To that end, the development of more prevention strategies and novel agents will be essential.

Cannabinoids and Colorectal Cancer

One area of increasing interest in the treatment of CRC lies in the development and use of cannabinoid therapeutics. The ECS is regarded as an important regulatory system in the gastrointestinal tract, being involved in several important functions such as motility, secretion, sensation, inflammation, and carcinogenesis. Recent studies advocate that the ECS plays a critical role in the development of CRC and should therefore be considered as an appropriate target for CRC inhibition (Source: Frontiers in Pharmacology, 2016;7:361). The expression of ECS components in CRC has been found to be increased and associated with poorer prognosis and advanced stages of disease (Source: Cannabis and Cannabinoid Research, 2018, 3(1):272-281). For example, cannabinoid receptors have been found to be overexpressed in tumor cells of the colon and this up-regulation has been postulated to be an indicator of cancer outcome (Source: British Journal of Pharmacology, 2018; 175(13): 2566-2580).

Research on the effects of cannabinoid compounds on CRC has demonstrated an ability to reduce the viability of CRC cell lines in vitro (Source: Cancer Medicine, 2018;7(3):765-775), while there is also convincing scientific evidence that cannabinoids are able to prevent or reduce carcinogenesis in different animal models of colon cancer (Source: Expert Review of Gastroenterology & Hepatology, 11:10, 871-873).

We believe that cannabinoids are a promising therapeutic agent for the treatment of CRC. We have conducted several in vitro unpublished studies using our bioinformatics platform to confirm that cannabinoids cause necrosis in colon cancer cells. While many cannabinoids demonstrate levels of toxicity on cancer cells, we have found that certain cannabinoid extracts and combinations show increased levels of toxicity relative to other isolated or combined cannabinoids. These findings have spurred the development of RCC-33, our product candidate for the treatment of CRC.

Figure 2: Synergistic effects of different cannabinoid combinations on viability of a colon cancer cell line.

RCC-33

We are developing RCC-33 as an oral capsule containing high concentrations of the cannabinoids CBDV and CBGA in a novel formulation, which we believe may be effective in the treatment of adenocarcinomas of the colon. The cannabinoids in RCC-33 have demonstrated complex synergistic anti-tumor effects in combination, with no psychoactive effect. In our preclinical in vitro studies evaluating the influence of 15 different cannabinoids on human colon cancer cell lines (RKO, HCT116), alone and in combination, RCC-33 demonstrated clear efficacy in reducing the viability of colon cancer cells versus alternative cannabinoid combinations.

Development Plan

We are currently in the early planning stage of a clinical development pathway for RCC-33. We plan to conduct further preclinical studies to establish the safety and efficacy of RCC-33 before proceeding with first-in-human clinical testing.

Preclinical Studies

We intend to conduct a proof of concept non-clinical study in a murine model for colon adenocarcinoma to validate the results obtained in our cell-based assays. In addition, we plan to conduct non-clinical safety studies following Good Laboratory Practice (GLP) to evaluate the systemic and local toxicity of escalating doses of RCC-33 and establish dosing parameters. The results of these preclinical studies, which are expected in the fourth quarter of 2020, will guide our planned Phase 1/2a clinical trial. The non-clinical requirements to support the development program will be verified with the FDA at a pre-IND meeting expected to take place in the second half of 2021. Such studies may include repeated dose toxicity studies, male and female fertility studies, embryofetal development studies, animal abuse related studies, pharmacokinetics studies, drug-drug interaction studies, and others.

Clinical Trials

We plan to evaluate the safety, tolerability, and pharmacokinetic properties of RCC-33 in a Phase 1/2A ascending dose clinical trial in CRC patients, commencing in the second half of 2022. The clinical trial will examine the tolerability, pharmacokinetics, pharmacodynamics, and efficacy of multiple doses of RCC-33 in CRC patients. We are currently identifying potential contract research organizations and clinical trial centers to conduct the Phase 1/2a human proof of concept study, which is estimated to cost $1,000,000. We believe that the Company’s currently available funds will be sufficient to obtain all regulatory approvals necessary to conduct the Phase 1/2a trial. As at the date of this filing, however, the Company does not have sufficient funds to complete the Phase 1/2a study.

Subject to the results from our Phase 1 trials, we plan to submit an IND to the FDA for RCC-33 with the clinical protocol for a Phase 2 double-blind placebo controlled clinical trial evaluating RCC-33 in patients with CRC at various dosing levels versus placebo. The outcomes from the planned Phase 2 human proof of concept trial will inform our decision regarding further steps in the clinical development of RCC-33.

At this time, we do not expect to independently develop RCC-33 up to regulatory approval. Instead, we plan to seek a pharmaceutical partner or partners to continue our commercialization efforts. However, we may also seek to further advance the RCC-33 program with additional human clinical trials prior to finding a suitable pharmaceutical partner or partners. We estimate that it will take more than five years to bring RCC-33 to market, if at all, at a cost of more than $10 million.

Cannabics SR for Cancer Anorexia-Cachexia Syndrome

Overview

We are developing Cannabics SR as a product candidate for the treatment of CACS. Cannabics SR is a sustained-release oral capsule containing a standardized compound of cannabinoids that has demonstrated a clinically significant weight increase in CACS patients in a peer-reviewed pilot study conducted by Dr. Gil Bar-Sela of the Rambam Hospital Health Care Campus, Division of Oncology, in Haifa, Israel. Our patent-pending technology provides for a convenient, once or twice daily administration, with rapid onset and a steady state of therapeutic effect for a 6 to 8-hour duration.

Cancer Anorexia-Cachexia Syndrome

CACS is a common complication of cancer associated with high morbidity and mortality. It is a complex metabolic syndrome in which a persistently elevated basal metabolic rate is not compensated for by adequate calorie or protein intake, causing involuntary and progressive weight loss leading to increasing functional impairment in cancer patients, especially in advanced stages of the disease. Once established, CACS cannot presently be reversed using available pharmacological or nutritional support techniques.

Unlike starvation, body-weight loss in CACS patients arises mainly from loss of muscle mass, characterized by increased catabolism of skeletal muscle and decreased protein synthesis. This weight loss is associated with important clinical outcomes such as increased morbidity, diminished effectiveness of chemotherapy, muscle wasting, inflammation, fatigue, and reduced survival expectations. The impact of CACS on the patient is not, however, limited to the effect of weight loss. Quality of life, functional abilities, symptoms, psychological outcomes, and social aspects are all affected by CACS.

According to the National Cancer Institute, nearly one-third of cancer deaths can be attributed to the severe weight loss and “metabolic mutiny” associated with CACS, and more than 50% of patients with cancer die with cachexia being present. The overall prevalence of CACS is currently estimated to range from 40% at cancer diagnosis to 70-80% in advanced phases of the disease (Source: Critical Reviews in Oncology/Hematology, 2013;88(3):625-636), while the overall prevalence of weight loss in cancer patients may be as high as 86% in the last 1-2 weeks of life (Source: Journal of Pain and Symptom Management 2007;34:94–104).

The cause and subsequent development of CACS is still poorly understood, but several factors and biological pathways are known to be involved, including inflammation, decreased secretion of anabolic hormones, and altered metabolic response. While there have been important advances in the study of CACS over the past decade, including progress in understanding its mechanisms and the development of promising pharmacologic and supportive care interventions, there is presently no effective pharmacologic therapy for CACS.

Current treatments for CACS are generally based on nutritional support and CACS pathophysiology-modulating drugs, with the most common being the progestogens, megestrol and medroxyprogesterone, and corticosteroids. Progestogens appear to stimulate appetite and improvements in body weight by increasing adipose tissue, but have not been confirmed to augment lean body mass. Megestrol also carries an increased risk of mortality and thromboembolism. Nonetheless, megestrol is the only FDA approved treatment option for CACS and no drug to date has been shown to be superior to it in efficacy and tolerability. Corticosteroids are also considered effective in stimulating appetite and reducing fatigue but should only be used for short periods and in selected cases because of side effects from longer term use, such as insulin resistance, fluid retention, steroidal myopathy, skin fragility, adrenal insufficiency, and sleep and cognitive disorders. Other drugs are being investigated or are in development. Given the dearth of approved therapies, we believe that CACS remains a significant area of unmet medical need.

Cannabinoid Therapies for CACS

Cannabis has long been suggested as a well-tolerated, safe, and effective option to help patients cope with cancer related symptoms with fewer serious side effects than most prescription drugs currently used as anti-emetics, analgesics, and the like. As such, cannabinoids are finding application in palliative care for reducing nausea and vomiting, alleviating cancer pain, and stimulating appetite, as well as improving quality of life in cancer patients. Dronabinol (Marinol®) and nabilone (Cesamet®), two drugs based on synthetic cannabinoids, have each been approved by the FDA for the treatment of chemotherapy-related nausea in patients who do not respond to conventional antiemetic therapy. Another drug, nabiximols (Sativex®), a specific cannabis extract, is approved in Canada and the United Kingdom for symptomatic relief of pain in advanced cancer patients.

Despite interest in cannabinoid-based therapies as a treatment for CACS, their use has been limited by impediments beyond the legal status of cannabis. The most significant obstacle is the lack of clinical research demonstrating their efficacy. While there is evidence that cannabinoids improve appetite, body weight, body fat level, caloric intake, mood, and quality of life in cancer patients, the few studies on these effects have yielded mixed and inconclusive findings. In addition, some of these studies have suffered from methodological constraints that limit any ability to draw firm conclusions.

The therapeutic use of cannabinoids has also been inhibited by limitations associated with traditional administration routes that reduce their effectiveness. Smoking and ingestion of cannabis suffer from wide variability in potency due to a lack of standardized and reproducible formulations. The ingestion of unformulated cannabis has also been associated with poor absorption and low bioavailability versus other administration routes, requiring higher doses and a greater risk of negative side effects. Additionally, the lack of available information on cannabinoid strains has made it difficult for healthcare providers to establish dosing rates. In our experience, however, the principal concern of patients with respect to medical cannabis lies in the undesirable side effects, such as disorientation and dizziness, which result from significant variability in peak blood levels of active cannabinoids soon after administration. We further believe that these side effects, which are common among immediate release methods, are a significant factor in the failure of patients to adhere to recommended treatment regimens and are therefore a pervasive threat to their health and wellbeing.

Cannabics SR

Cannabics SR is an oral composition in the form of a hydroxypropylmethylcellulose (HPMC) capsule containing a patent-pending formulation of cannabinoid extracts suspended in a lipid emulsion. It provides a relatively rapid onset of action, typically within 30-40 minutes, followed by a gradual and sustained release of active cannabinoids, resulting in a steady state level of beneficial effects for up to 6 to 8 hours with each capsule. Cannabics SR provides a consistent, predictable concentration of cannabinoids with an absorption profile and bioavailability of active ingredients that we believe to be superior to other oral cannabinoid administrations. We believe that the multifactorial benefits of the active pharmaceutical ingredients in Cannabics SR address an unmet medical need for a safe and effective treatment of CACS, leading to improved patient adherence and better health outcomes.

Cannabics SR capsules contain only food grade materials without any artificial additives. The active ingredients of each capsule are standardized in composition, formulation, and dose, and are comprised of only pure, natural extracts of active cannabinoids from selected strains of medical cannabis. All excipients are recognized by the FDA as Generally Regarded as Safe.

In addition to the therapeutic potential of Cannabics SR as a treatment for CACS, we believe that our SR technology may be formulated to serve the unique needs of patients suffering from other indications for which a sustained release of a cannabinoid formulation may be beneficial.

Clinical Development

In 2016, we commenced a two-year pilot study to evaluate the influence of Cannabics SR capsules on CACS, and, in particular, on weight loss in advanced cancer patients. The study was led by Professor Gil Bar-Sela, the former Deputy Director of the Division of Oncology at Rambam Health Care Campus, Head of the Palliative and Supportive Oncology Unit, and Head of Service for Melanoma and Sarcoma Patients.

Patients were administered 2 × 10 mg of Cannabics SR per 24 hours for six months. During the study, after some patients reported several psychoactive side effects, the dosage of each capsule was reduced to 5 mg. Almost no side effects were reported with the 5 mg dosage. Participants were weighed at each physician visit. The primary objective of the study was a weight gain of ≥10% from baseline. Of 24 patients who agreed to participate in the study, 17 started the Cannabics SR treatment, but only 11 received the capsules for more than two weeks. Three of six patients who completed the study period met the primary end-point. The remaining three patients had stable weights. In quality of life questionnaires patients reported less appetite loss after the Cannabics SR treatment (p=0.05). According to patients’ self-reports, improvement in appetite and mood as well as a reduction in pain and fatigue was demonstrated.

Despite various limitations, the preliminary study demonstrated a weight increase of ≥10% in 3 out of 17 (17.6%) of patients with doses of 5 mg × 1 or 5 mg × 2 capsules daily, without significant side effects. The remaining patients had stable weights. Also, all patients who remained in the study for at least 4.5 months reported an increase in appetite, as did 83% of the patients who completed the study. For 50% of the patients who completed the study, there were reports of pain reduction and sleep improvement. Additional results showed a significant decrease of appetite loss complaints among 83% of the patients who completed the study. (See Bar-Sela, Gil et al. “The Effects of Dosage-Controlled Cannabis Capsules on Cancer-Related Cachexia and Anorexia Syndrome in Advanced Cancer Patients: Pilot Study.” Integrative Cancer Therapies vol. 18 (2019): 1534735419881498. doi:10.1177/1534735419881498.)

Figure 3: Appetite loss among the six patients who completed Cannabics SR treatment, as reported on European Organization of Research and Treatment of Cancer Quality of Life Questionnaire (EORTC QLC-C30)

We intend to conduct additional pilot studies in Israel to assess the pharmacokinetics and pharmacodynamics of Cannabics SR in humans. These studies are expected to commence in 2021 at an anticipated cost of $250,000. Data from the pilot studies will guide our decisions regarding further clinical development and may better inform the design of our anticipated Phase 1 trials.

Commercialization

The results of our planned pilot studies may permit us to commercialize Cannabics SR in Israel under license by the Israeli Ministry of Health. If we are granted such a permit, we intend to engage a GMP manufacturer in Israel to produce Cannabics SR capsules for national distribution.

On May 13, 2020, the Israeli Ministry of Economy signed a Free Export Order, authorizing the export of GMP certified medical cannabis products from Israel. We are currently evaluating our export opportunities and optimal commercialization path for Cannabics SR across all available international markets, particularly with regard to the European Union, Canada, and Australia.

In 2019, we signed a letter of intent with NewCanna Hub to establish a joint venture for the production and marketing of Cannabics SR capsules in Colombia. NewCanna Hub specializes in genetic registration, large scale cultivation, research and development, manufacturing, and distribution. Under the joint venture, Cannabics SR capsules are expected to be produced in various formulations at NewCanna's Good Manufacturing Practice (GMP) certified facility in Columbia. The intention of the joint venture will be to seek international distribution agreements for Cannabics SR in relevant regulated territories.

Cannabics CDx Drug Sensitivity Test

Overview

Cannabics CDx is an ex-vivo drug sensitivity test that we are developing as a product candidate to provide healthcare providers with clinical decision support data from which they can identify, for a particular cancer patient undergoing cannabinoid therapy, which cannabinoids or cannabinoid combinations may have the most beneficial anti-cancer effects and which cannabinoids may be contraindicated.

Cancer and Personalized Medicine

The normal behavior of each cell in the human body is controlled by its genetic material, comprised of chains of deoxyribonucleic acid (DNA), units arranged in a particular order and packaged into condensed structures called chromosomes, inside the cell’s nucleus. The order of the DNA units as well as their three-dimensional structure dictates which protein and how much of it is made by each cell. Alterations in the DNA sequence, referred to as mutations, can disrupt normal protein function and are the leading cause of cancer development. Each person’s cancer has a unique combination of mutations, and as a cancer progresses, additional mutations accumulate. The number of cells within a growing tumor that carry a given mutation depends on when the mutation was acquired during tumor growth. Thus, even within the same tumor, different cancer cells often have different genetic mutations. This variation, or heterogeneity, within a tumor or between a primary and metastatic tumor, is a leading cause of resistance to treatment and thereby disease progression.

Comprehensive analyses of human cancer genomes over the past decade have revealed numerous genetic mutations that are associated with a variety of cancers. These discoveries have led to the development of molecular therapies targeted at rectifying the cellular changes that arise due to the mutations. While such therapeutics have improved patient outcomes, tumor heterogeneity among patients has limited the efficacy of these drugs to specific patient subtypes and contributed to relapse. In addition, intra-tumor heterogeneity leads to the emergence of drug resistant sub-populations of cancer cells, particularly while under sudden selective pharmacological pressure (such as chemotherapy) and further limits the efficiency of cancer treatment.

The diversity of cancer patients, including their biological characteristics and lifestyle factors, as well as the complex milieu of tumor cells within a single patient, has led to a novel, more personalized approach toward drug development and diagnosis. Personalized medicine aims to tailor each person’s health care to the prevention and treatment strategies most likely to be of benefit, sparing each person the cost of and potential harms from interventions and treatments that are unlikely to be of benefit. It has the potential to transform medical interventions by providing effective, tailored therapeutic strategies based on the genomic, epigenomic, and proteomic profile of a patient in the context of their personal situation. Personalized medicine may also improve health outcomes by reducing healthcare costs, drug-development costs, and time.

Cannabinoids and Personalized Medicine

While preclinical research during the last decade has stimulated interest in the therapeutic potential of cannabinoid compounds in oncology, one of the challenges facing healthcare providers and patients in selecting a cannabinoid based therapy has been the diversity of the cannabis plant, which encompasses thousands of distinct profiles, each with its own chemical composition and effects. After decades of highly restrictive regulation, there is presently a lack of clinically relevant information as to which cannabinoids are best suited to the unique medical needs of a patient across multiple lines of therapy. The result has left healthcare providers and patients at a loss as to which cannabinoids may be best suited to treat the unique cancer profiles of individual patients.

Cannabics CDx

We believe that the success of personalized medicine depends on the development of accurate and reliable diagnostics. Our goal is to expand the scope of personalized medicine across the cancer care continuum to include cannabinoid-based therapies and enable clinicians to make better informed decisions leading to improved clinical outcomes and lower healthcare costs. To that end, we are developing Cannabics CDx as a product candidate to provide clinical decision support data to healthcare providers interested in personalizing cannabinoid-based cancer therapies. We believe that by making cannabinoid therapy selection more accurate and accessible, Cannabics CDx may play a significant role in ushering medical cannabinoids into the mainstream of oncology.

Cannabics CDx is an innovative drug screening system that measures the effectiveness of cannabinoid compounds on a patient’s biopsy, identifies alternatives, and alerts healthcare providers to cannabinoids that may be contraindicated. Biopsied samples are delivered by courier to our laboratory, where we perform novel cannabinoid sensitivity tests on them using our high-content drug sensitivity screening integrated with our bioinformatics platform. We then apply advanced analytics to the test results and other relevant biological and clinical information provided by each patient’s healthcare provider to derive clinical support data from which healthcare providers can make better informed treatment decisions.

Figure 4: Sample personalized patient report produced by Cannabics CDx

By enabling healthcare providers to more precisely tailor cannabinoid therapies to a patient’s cancer and clinical profile, we believe that Cannabics CDx will meet a significant unmet need of the growing population of cancer patients being treated with cannabis.

Validation

We are currently planning a clinical validation study expected to commence in 2022 to assess the sensitivity and specificity of Cannabics CDx. We are currently seeking strategic partners to collaborate on the validation and commercialization process.

Commercialization

Upon completion of our planned validation study, we will evaluate our options for commercializing Cannabics CDx with a view towards maximizing our return while expanding our collaborative network and opportunities in the rapidly emerging sector of pharmaceutical development. Consistent with our policies, we will not offer Cannabics CDx in any jurisdiction where it is not permitted or where it might otherwise be construed as a violation of law. In particular, we will not offer Cannabics CDx in the United States while cannabis is listed by the DEA as a Schedule I controlled substance.

Other Research and Development Programs

Our bioinformatics platform enables us to conduct a broad range of preclinical research and development activities to explore other uses of cannabinoids in the treatment of human diseases with unmet medical needs. While our current research focus is on the development of cannabinoid therapies and other technologies for the treatment of cancer, particularly cancers of the gastrointestinal tract, other areas of research include Alzheimer’s disease and auto immune diseases. These other programs are at various early stages of development and their continued progress is subject to available resources and our ability to secure necessary funding. We will determine which programs to continue based on several strategic factors, including economic potential and available resources. We may choose to partner with external parties for some or all of these programs.

Strategic Partnerships

We continue to explore and establish strategic partnerships with prominent companies and leading-edge research institutions in areas where we believe such relationships will benefit the further development of our product candidates and technologies. We may also out-license our product candidates and technologies to collaborative partners for the development of therapies of low strategic interest to the Company. We believe that these partnerships will enhance the value of our intellectual property and allow us to retain selected interests in such therapies without having to acquire the resources needed for in-house development.

Maripharm

On September 1, 2020, we entered into a memorandum of understanding with Maripharm Production B.V., a Dutch company that develops and grows unique cannabis strains, for a collaboration on a proof of concept evaluation of certain oil extracts from Maripharm’s cannabis strains whereby we will perform certain HTS screening to determine the necrolic and apoptotic effects of these strains upon cancer cell lines.

NewCanna Hub

On February 24, 2020, we entered into a collaboration agreement with NewCanna Hub for the purpose of examining the potential anti-tumor properties of five cannabinoid strains found in indigenous Colombian landraces on various gastrointestinal cancer cell lines. NewCanna has amassed one of the world's most extensive assortments of legally registered landraces and hybrid cannabis cultivars, including several landraces, unique to Colombia. The cannabis landraces to be studied as part of the collaboration are native plant populations that have grown for centuries, adapting to the environmental conditions of their geographical location, resulting in the development of unique characteristics over time.

RCKMC Ltd.

On February 5, 2020, we entered into a memorandum of understanding with RCKMC Ltd., an Israeli company specializing in the breeding of tailor-made strains of medical cannabis and the production of reliably homogeneous cannabis hybrid-seeds. The memorandum contemplates a research collaboration whereby RCKMC will provide raw cannabis flowers containing approximately 10-15 separate cannabinoid profiles to the Company, from which we will extract the resin and perform high-throughput screening for necrotic and apoptotic effects of extracts on gastrointestinal cancer cell lines. Subject to positive results from such research, the memorandum contemplates that the parties will enter into a joint venture agreement for the development of specific chemovars of medical cannabis specifically targeting gastro-intestinal cancers.

On March 11, 2020, we announced that our analysis of the cannabinoid profiles provided by RCKMC identified two specific cultivars demonstrating increased necrotic effects on gastric adenocarcinoma cells. The results will be used to further breed the selected cultivars as a possible source of active pharmaceutical ingredients in the development of pharmaco product candidates for the treatment of gastrointestinal and other forms of cancer.

Cannomed Medical Cannabis Industries Ltd.

On June 9, 2020, we entered into a memorandum of understanding with Cannomed Medical Cannabis Industries Ltd., a publicly traded Israeli company engaged in the production and distribution of medical cannabis. The memorandum contemplates a research collaboration whereby Cannomed Medical Cannabis Industries will provide the Company with raw cannabis plants representing 17 unique strains from which we will extract the resin and perform full high-throughput screening to determine their necrotic and apoptotic effects on cancer cell lines. If both parties are satisfied with the screening results, the memorandum further contemplates that they will enter into a joint venture agreement for the development of specific strains of medical cannabis with elevated chemovars specifically targeting cancers.

Commercial Operations

We have not established a sales, marketing, or product distribution infrastructure. We plan to commercialize any drugs we develop through licensing arrangements and strategic partnerships with established companies in the pharmaceutical industry having strong marketing capabilities and distribution networks. We generally intend to advance our drug candidates through Phase 1 and Phase 2 clinical trials as appropriate in order to establish their clinical and commercial potential before negotiating the terms of any licensing or collaboration. For other product candidates, such as Cannabics CDx, we may seek strategic partnerships earlier in their clinical development to accelerate the approval process, facilitate commercialization and mitigate risk. We believe that this approach will achieve the fullest marketing and distribution potential of any drugs or other products that we may develop in the short term.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We believe that our scientific knowledge, experience, technology and development capabilities provide us with competitive advantages, but we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Many of our current and potential competitors have longer operating histories and substantially greater financial, scientific, technical, intellectual property, regulatory and human resources than we have, as well as greater experience in developing and commercializing products, including obtaining FDA and other regulatory approvals.

As the medical use of cannabis increasingly receives government approval worldwide, we face growing competition from many new and existing companies seeking to develop cannabinoid-based therapies. Companies currently known to be developing cannabinoid-based human therapeutics include GW Pharmaceuticals PLC, Cannabis Science Inc., InMed Pharmaceuticals Inc., Emerald Bioscience Inc., Corbus Pharmaceuticals Holdings Inc., Zynerba Pharmaceuticals Inc., PharmaCyte Biotech, Inc., Tetra Bio-Pharma Inc,. and Cure Pharmaceutical Holding Corp.

Many of our competitors are conducting research targeting the same technologies, applications, and markets as we are. Consequently, they may develop products for the same indications we are pursuing or may pursue in the future that are more effective, better tolerated, more widely-prescribed or accepted, more useful, and less costly. Any products that we successfully develop and commercialize will compete with existing products, as well as those currently in development or that may become available in the future.

In addition to competing for market position, we will also compete in terms of recruiting and retaining qualified personnel, acquiring intellectual property, establishing clinical trial sites, and enrolling patients for clinical trials and in obtaining funding.

Given the rapid changes affecting the global, national, and regional economies in general and cannabis-related medical research and development in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Time-to-market is a critical factor in our industry and our success will depend on our ability to timely develop innovative technologies that will be accepted by patients. Our competitors may be better able to react to market changes, respond more rapidly to new regulations, or allocate greater resources to the development of their products than we can, which may result in our technologies and products becoming obsolete before we are able to enter the market, recover the expenses incurred to develop them, or generate significant revenue. Our success will depend, in part, upon our ability to develop our product candidates in a timely manner, keep our future products current with advancing technologies, achieve market acceptance of our future products, gain name recognition and a positive reputation in the healthcare industry, and establish successful marketing, sales, and distribution efforts. We cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business prospects.

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

Our government licensed laboratory operates a unique, custom designed and built research and development laboratory which combines high throughput screening, (HTS) capabilities with the most advanced data tools allowing us to enable miniaturization and automation of a variety of biological assays. The automated system is comprised of:

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

Personalized Cannabis Medicine - The Opportunity

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

The Company’s current patent applications:

Title	Application Type	Country	Status	Filing Date
System and Method for High-throughput Screening of Cancer Cells	Non-provisional Utility patent application (national Phase)	United States	Published, Pending	17/09/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	China	Published, Pending	27/11/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	Japan	Published, Pending	27/11/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	Canada	Pending, (not Published)	13/09/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	India	Published, Pending	15/09/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent	Israel	Granted	18/09/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	Australia	Pending, (not Published)	19/09/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	Europe	Published, Pending	04/10/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	Brazil	Published, Pending	10/10/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	Mexico	Pending, (not Published)	10/10/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent	South Africa	Granted	13/10/2017
System and Method for High-throughput Screening of Cancer Cells	National Phase Patent application	Hong Kong	Pending, (not Published)	11/10/2018
Cannabinoid Compositions, Methods of Manufacture and Use Thereof	National Phase Patent application	Israel	Published, Pending	24/02/2016
Cannabinoid Compositions, Methods of Manufacture and Use Thereof	Patent Co-operation Treaty, International patent application	Israel	Published, Pending	23/02/2017
Cannabinoid Compositions, Methods of Manufacture and Use Thereof	Non-provisional Utility patent application (national Phase)	United States	Pending, (not Published)	23/08/2018
The Effects of Dosage-Controlled Cannabis Capsules on Cancer- Related Cachexia and Anorexia Syndrome Among Advanced Cancer Patients	Provisional patent application	United States	Filed, Pending, (not Published)	25/10/2018
Method for Sensitivity Testing of Cannabinoids on Patient-Derived Tumor Biopsies and CTCs	Patent Co-operation Treaty, International patent application	Israel	Filed, Pending, (not Published)	02/01/2018
Novel System and Method for Microbiome Profiling and Modulation by Means of Cannabis Administration	Non-provisional Utility patent application (national Phase)	United States	Pending, (not Published)	07/11/2018
A System and Method for Providing or Growing a Personalized Cannabis Product	Provisional patent application	United States	Filed, Pending, (not Published)	17/09/2018
A System and Method for Providing Magnetic Targeting of Cannabinoids to Cancer Patients	Provisional patent application	United States	Filed, Pending, (not Published)	28/11/2018
Personalized Cannabimetic Compositions Modeling and Production System and Methods Thereof	Provisional patent application	United States	Filed, Pending, (not Published)	28/11/2018
A System and Method for Providing a Personalized Cannabis Derived Product for an Alcohol Withdrawal Syndrome (AWS) Patient	Provisional patent application	United States	Filed, Pending, (not Published)	27/12/2018
A System and Method for Providing a Personalized Cannabis Derived Product for a Psychogenic Non-Epileptic Seizures (PNES) Patient	Provisional patent application	United States	Filed, Pending, (not Published)	07/01/2019

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

Employees

As of August 31, 2020, the Company had nine employees, three of which were our Directors Gavriel Yariv, Itamar Borochov and Eyal Barad, which along with our counsel and CFO were given monthly salaries. 4 of whom were employed in research and development and 1 of whom employed in administration and business development. These employees are in Israel.

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

We are an early stage biotechnology company. As of August 30, 2020, we had five employees and several key consultants. Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Dr. Eyal Ballan, our Chief Technology Officer and a Director. If we lose the services of Dr. Ballan or any other executive officers or significant employees, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for Dr. Ballan or any other executive officer.

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

Our disclosure controls and procedures and internal controls over financial reporting were determined not to be effective for the prior fiscal year ended August 31, 2020, and may not be effective in future periods.

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

At August 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting arising from inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions, the lack of an audit committee, insufficient documentation of review procedures and insufficient information technology procedures. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as at August 31, 2020.

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

We believe that future reimbursement may be subject to increased restrictions in the United States, the European Union and in other international markets. There is increasing pressure by governments worldwide to contain health care costs by limiting both the coverage and the level of reimbursement for therapeutic products and by refusing, in some cases, to provide any coverage for products that have not been approved by the relevant regulatory agency. Future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our product candidates currently under development and limit our ability to sell our product candidates on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our products candidates will be impaired and future revenues, if any, will be adversely affected.

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

The market price of our common stock has been highly volatile. Between September 1st, 2020, and August 31st, 2020, the sales price of our stock on the OTCQB ranged from a low of $0.08 per share to a high of $0.57 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As at August 31, 2020, Cannabics Inc., a Delaware corporation, owns 64% of our common stock. Our three Directors are also holders of shares in Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 3. Legal Proceedings

On March 8th, 2020, the Company joined Cannabics Inc., our largest shareholder and affiliate in a suit against Seach Sarid Ltd., Seach Medical Group Ltd. and Shay Sarid in Tel Aviv, Israel. This suit was brought by the Company as it believes the defendants pursued certain business arrangements which rightfully inured to the Company. Said litigation is ongoing and currently entering arbitration. The Company shall vigorously protect and pursue what it believes to be the rights of the Company and its shareholders.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CNBX". As of November 28th, 2020, the Company’s common stock was held by 76 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW
August 31, 2020	$0.31	$0.19
May 31, 2020	$0.36	$0.16
February 28, 2020	$0.57	$0.08
November 30, 2019	$0.26	$0.12
August 31, 2019	$0.34	$0.25

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On October 15th, 2020, the shareholders' list of our shares of common stock showed 76 registered holders of our shares of common stock and 135,080,441 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, which as of last quarter was in excess of 35,000.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

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

Results of Operations

Year ended August 31, 2020 compared to the year ended August 31, 2019

Revenues

The revenues for the year ended August 31, 2020 totaled to $7,157 compared to $9,843 for the year ended August 31, 2019

Operating and Other Expenses

For the year ended August 31, 2020 our total operating expenses were $3,050,609 compared to $3,313,450 for the year ended August 31, 2019. The decrease is attributable mainly to sales and marketing expenses of $228,166, decrease in general and administrative of $173,378, and increase in research and development expenditures of $138,702. The decrease in the sales and marketing expenses attributed mainly to the company PR services of $21,665, had none travel abroad and conferences expenses for the year ended August 31, 2020 comparing to $125,672 and $51,817 respectively for the year ended August 31, 2019.

The net loss for the year ended August 31, 2020 was $7, 467, 463 compared to net Income of $1,132,970 for the year ended August 31, 2019.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2020, as well as August 31, 2019, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2020 has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2020 compared to the year ended August 31, 2019

As of August 31, 2020, we had $777,611 in cash compared to $265,982 as of August 31, 2019. The Company used cash in operations of $2,774,954 for the year ended August 31, 2020 compared to cash used in operations of $3,093,782 for the year ended August 31, 2019.

During the year ended August 31, 2020, the Company's investing earned totaled $3,286,584. This compares to net cash used for investing activities in the year ended August 31, 2019 in the amount of $5,251,115.  The difference reflects primarily of realized held for trading investments and purchase of fixed assets.

During the year ended August 31, 2020, the Company's had no financing activities. This compares to net cash earned from financing activities in the year ended August 31, 2020 in the amount of $7,217,270.

Year ended August 31, 2019 compared to the year ended August 31, 2018

Revenues

The revenues for the year ended August 31, 2019 totaled to $9,843 compared to $9,601 for the year ended August 31, 2018

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

Liquidity and Capital Resources during the year ended August 31, 2019 compared to the year ended August 31, 2018

As of August 31, 2019, we had $265,982 in cash compared to $1,393,608 as of August 31, 2018. The Company used cash in operations of $3,093,782 for the year ended August 31, 2019 compared to cash used in operations of $1,974,692 for the year ended August 31, 2018.

During the year ended August 31, 2019, the Company's investing activities totaled $5,251,115. This compares to net cash used for investing activities in the year ended August 31, 2018 in the amount of $1,442,394.  The difference reflects primarily of held for trading and available for sale investments and purchase of fixed assets.

During the year ended August 31, 2019, the Company's financing activities earned $7,217,270. This compares to net cash earned for financing activities in the year ended August 31, 2019 in the amount of $1,443,000 during the year ended August 31,2018.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cannabics Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabics Pharmaceuticals Inc. ("the Company") as of August 31, 2020 and 2019 and the related statements of operations, changes in stockholders' deficit and cash flows, for each of the years ended August 31, 2020 and 2019, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the periods ended August 31, 2020 and 2019, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Weinstein International. C.P.A.

We have served as the Company's auditor since 2019.

Tel - Aviv, Israel
November 4, 2020

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$777,611	$265,982
Prepaid expenses and other receivables	152,299	284,496
Held for trading Investments	–	3,256,456
Current royalties	–	500,000
Total current assets	929,910	4,306,934

Available for sale Investment	426,522	6,010,946
Long term royalties	–	3,863,000

Equipment, net	862,879	1,002,286

Total assets	$2,219,311	$15,183,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$231,142	$215,229
Due to a related party	223,645	223,645
Total current liabilities	454,787	438,874

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 135,080,441 and 134,498,775 shares issued and outstanding at August 31, 2020 and August 31, 2019 respectively.	13,508	13,450
Additional paid-in capital	15,372,311	15,300,250
issuance of warrants	2,784,387	2,784,387
Other comprehensive income	(2,774,411)	2,810,013
Accumulated deficit	(13,631,271)	(6,163,807)
Total stockholders' equity (deficit)	1,764,524	14,744,292

Total liabilities and stockholders' equity	$2,219,311	$15,183,166

The accompanying notes are an integral part of the financial statements

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2020	2019
Net revenue	$7,157	$9,843

Operating expenses:
Research and development expense	1,682,462	1,543,759
Sales and marketing expenses	59,997	288,163
General and administrative expenses	1,308,150	1,481,528

Total operating expenses	3,050,609	3,313,450

Loss from operations	(3,043,451)	(3,303,607)
Other income
Financial (loss) income, net	(4,424,012)	4,436,576

Net (loss) income	$(7,467,464)	$1,132,970

(Loss) Profit from available for sale assets	(5,584,424)	2,810,013

Total comprehensive (loss) income	(13,051,887)	3,942,983

Net (loss) per share - basic and diluted:	$(0.10)	$0.02

Weighted average number of shares outstanding - Basic and Diluted	134,551,721	132,450,953

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year Ended August 31,
	2020	2019
Cash flows from operating activities:
Net (Loss) Profit	$(7,467,464)	$1,132,970
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	215,155	188,928
Royalties receivables valuation	4,363,000	(4,363,000)
Stock issued for services	72,120	247,307
Profit from held for trading investments	(105,876)	(142,226)
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	132,197	(57,252)
Accounts payable and accrued liabilities	15,913	(100,509)
Net cash used in operating activities	(2,774,955)	(3,093,782)

Cash flows from investing activities:
Available for sale investments	–	(1,920,000)
Held for trading Investments	3,362,332	(3,114,233)
Acquisition of equipment	(75,748)	(216,882)
Net cash used in investing activities	3,286,584	(5,251,115)

Cash flows from financing activities:
Proceeds from sale of common stock	–	7,294,259
Costs of raising capital	–	(76,989)
Net cash provided by financing activities	–	7,217,270

Net increase (decrease) in cash	511,629	(1,127,626)

Cash and cash equivalents at beginning of year	265,982	1,393,608

Cash and cash equivalents at end of the year	$777,611	$265,982

Significant non-cash transactions:
Issuance of Shares	$–	$939,933

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in		Accumulated	Total stockholders' equity
	Shares	Amount	capital	Warrants	deficit	(deficit)
Balance, August 31, 2018	121,575,388	$12,158	$9,840,420	$89,722	$(7,296,777)	$2,645,523

Issuance of shares of common stock for cash	10,277,777	1,028	4,441,384	2,784,387	–	7,226,799

Issuance of common stock for services	2,645,610	264	1,018,445	–	–	1,018,709

Expiration of warrants	–	–	–	(89,722)	–	–

Other comprehensive profit	–	–	–	–	–	2,810,013

Net profit for the year ended August 31, 2020	–	–	–	–	1,132,970	1,132,970

Balance, August 31, 2019	134,498,775	$13,450	$15,300,249	$2,784,387	$(6,163,807)	$14,744,292

Issuance of common stock for services	581,666	58	72,062	–	–	72,120

Other comprehensive profit	–	–	–	–	–	(5,584,424)

Net loss for the year ended August 31, 2020	–	–	–	–	(7,467,464)	(7,467,464)

Balance, August 31, 2020	135,080,441	$13,508	$15,372,311	$2,784,387	$(13,631,271)	$1,764,524

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2020

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

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $7,467,463 for the year ended August 31, 2020 and has incurred cumulative losses since inception of $13,631,271. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2020 and 2019, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s U.S. bank accounts.

Equipment, net

Equipment at August 31, 2020 consists of computer equipment, office equipment and cars recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years for computer equipment, 14 years for office equipment and 7 years for cars. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $215,155 and $188,928 for the years ended August 31, 2020 and 2019, respectively.

Revenue recognition

Revenue is recognized when delivery has occurred, evidence of an arrangement exists, title and risks and rewards for the products are transferred to the customer, collection is reasonably assured and product returns can be reliably estimated.

Revenue from license agreements is recognized over the periods from which the Company is entitled to the respective payments.

The Company’s revenues are concentrated in a small number of customers. For the year ended August 31, 2020 the revenues were for license fees.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2020, the fair values of the Company’s level 1 financial instruments are in total of $426,522. And none of level 3 investments. As of August 31, 2020, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2020.

Note 2 – Summary of Significant Accounting Policies (Continued)

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2020 and 2019.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2020, and 2019, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2020 and 2019.

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

Note 3 – Recent Accounting Pronouncements (Continued)

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

Note 4 – Related Party Transactions

During the year ended August 31, 2020 and August 31 2019, the Company paid approximately of $595,000 and $515,555 as salary to three of its directors.

Cannabics Inc. (the parent company) balance at August 31, 2020 and at August 31, 2019 was $223,645. The advance is due on demand and bears no interest.

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

Common Stock

During the year ended August 31, 2020, the Company issued 581,666 shares of its common stock to 2 consultants and an advisor for services rendered at a fair value of $72,120 or an average of $0.124 per share.

Note 7 – Warrants

Since August 31st, 2019, the company has issued no Warrants. The only Warrants outstanding are 5,000,000 Warrants to two entities from 2018, with a strike price of $1.00 per Warrant and are exercisable until August 24th, 2023.

1.	On September 24, 2018, as part of a securities purchase agreement the company issued 5,000,000 Warrants, to purchase common shares of the Company at $1.00 per share; said Warrants are valid for five years, expiring on August 24th, 2023.

The fair value of each warrant is approximately $0.556 and the total value of the 5,000,000 warrants is $2,784,387

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$1
Expected Volatility	102.0%
Risk Free Interest Rate	1.58%
Expected Term (years)	5
Expected Dividend Yield	0%

2.	On December 12, 2018 the company granted 50,000 Warrants to an advisor, to purchase 50,000 common shares of the Company at $1 per share; said Warrants are valid for one year, expiring on December 12, 2019.

The fair value of each warrant is approximately $0.0.0874 and the total value of the 50,000 warrants issued was $4,370.

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$1
Expected Volatility	112.72%
Risk Free Interest Rate	2.7%
Expected Term (years)	1
Expected Dividend Yield	0%

The said Warrants expired on December 12, 2019.

Note 7 – Warrants (Continued)

3.	On June 19, 2019 the company granted 125,000 Warrants each to two of its directors totaling 250,000 Warrants, to purchase common shares of the Company at $0.30 per share; said Warrants are valid for one year, expiring on June 19, 2020.

The fair value of each warrant is approximately $0.1224 and the total value of the 250,000 warrants issued was $30,600.

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.3
Expected Volatility	100.34%
Risk Free Interest Rate	1.96%
Expected Term (years)	1
Expected Dividend Yield	0%

The said Warrants expired on June 19, 2020.

The following table presents the warrant activity for the years ended August 31, 2020 and 2019.

	2020		2019		2018
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Warrants outstanding as of September 1	5,300,000	$1.00	500,000	$1.00	1,566,671	$0.02
Issued	–	$–	5,300,000	$0.97	1,000,000	$2.00
Exercised	–	$–	–	$–	(500,000)	$0.02
Expired	(300,000)	$0.42	(1,000,000)	$2.00	(1,066,671)	$0.20
Warrants outstanding as of August 31	5,000,000	$1.00	5,300,000	$0.97	1,000,000	$2.00

Warrants exercisable as of August 31	5,000,000	$1.00	5,300,000	$0.97	1,000,000	$2.00

The weighted average remaining contractual life for the options outstanding as of August 31, 2020 was 3 years.

Note 8 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2020 as the Company had cumulative operating losses. For the years ended August 31, 2020 and 2019, the Company incurred net losses for tax purposes of $2,229,392 and $1,114,659, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2036.

Note 8 – Income Taxes (continued)

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2020 is 23%.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2020 and 2019 Budget Years), which further reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2020.

As of August 31, 2020, the Subsidiary has an accumulated tax loss carry forward of approximately $7,833,000 (as of August 31, 2019, approximately $5,600,000). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2020	2019
United States statutory corporate income tax rate	21.0%	21.0%
Change in valuation allowance on deferred tax assets	-21.0%	-21.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2020	2019
US Deferred income tax assets:
Net operating loss carry forwards benefit	$1,800,098	$785,628
Valuation allowance	(1,800,098)	(785,628)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$1,845,645	$1,209,215
Valuation allowance	(1,845,645)	(1,209,215)
	$–	$–

	August 31,
	2020	2019
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$3,615,744	$1,994,843
Valuation allowance	(3,615,744)	(1,994,843)
Net deferred income tax assets	$–	$–

Note 8 – Income Taxes (continued)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $1,670,901 and decreased $234,549 for the years ended August 31, 2020 and 2019, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2020 and 2019. At August 31, 2020, the Company has net operating loss carry forwards of approximately $13,631,270 which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2020, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 9 – Subsequent Events

On September 2nd, 2020, the Board dismissed Itamar Borochov as Director and Chair of the company.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 10 – General & administrate expenses

	For the year Ended August 31, 2020	For the year Ended August 31, 2019
Salaries and related expenses	$220,586	$97,060
Legal and professional fees	828,003	676,096
Consulting – Stock based compensation	72,120	247,307
Insurance	103,389	131,853
Other expenses	84,051	329,212
	$1,308,150	$1,481,528

Note 11 – Financial (Income) expenses

	For the year Ended August 31, 2020	For the year Ended August 31, 2019
Interest and bank charges	$8,133	$18,348
Other financial expense	60,000	–
Capital gain from selling of held for trading investments	(69,974)	(19,621)
Loss (Gain) from Held for trading Investments	–	(54,077)
Loss (Profit) from royalties valuation	4,363,000	(4,363,000)
Currency exchange differences loss (profit)	62,852	(18,226)
	$4,424,011	$(4,436,576)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, an evaluation was carried out by Cannabics Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2020, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended August 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

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

Name	Position	Age	Held Position Since
Dr. Eyal Ballan	CTO	44	April 29, 2014
Uri Ben-Or	CFO	49	November 05, 2016
Eyal Barad	Director, CEO	54	November 13, 2018
Gabriel Yariv	Director, COO	44	October 2, 2019

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

Uri Ben-Or, 49 CPA, MBA - CFO, has More than 15 years of experience as CFO of public and private companies in the life science and Medical Device Industry. Uri has significant expertise in public Life Science companies traded on the TASE. In addition, Uri has strong finance, operation, and business development background in both startups and public global companies in the US, Europe, and Israel including developing strategic policy and guidance with respect to corporate structure and fundraising.

Eyal Barad, 53, is a co-founder of Cannabics Inc. He was named Director & COO on November 13, 2017, as noted in the 8K of that date. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University.

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended August 31, 2020 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 11. Executive Compensation

We pay a monthly salary to three of our Directors, our CFO and Counsel. For the current year ending August 31, 2020, the three Directors received a yearly salary of $595,000.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Eyal Ballan, Director, CTO	2020	$222,000	$–	$–	$–	$222,000
Eyal Barad, Director, CEO	2020	$222,000	$–	$–	$–	$222,000
Gabriel Yariv, Director COO	2020	$151,000	$–	$–	$–	$151,000
Uri Ben-Or, CFO	2020	$75,000	$–	–	$–	$75,000

The following table sets forth, as of October 14th, 2020, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	88,289,594	64.361%

____________________

*Our 2 Directors Eyal Barad and Gabriel Yariv are also holders of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of Cannabics Inc. is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

*The Directors of the Company hold positions in Cannabics, Inc., the majority holder. The relative positions of Cannabics, Inc. are listed below:

Shareholder	Common Stock	% Issued
Eyal Barad, Director, CEO	316	26%
Eyal Ballan, Director, CTO	141	12%
Gabriel Yariv, Director COO	21	0.3^
Shay Avraham Sarid	235	20%
Itamar Borochov	222	18%
Seach Sarid Ltd.	40	3%
Ariel Kirtchuk	25	2%
J Reiger Ltd	128	11%
Total	1,205	100.00%

Unless otherwise noted, we believe that all persons or entities named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Weinstein International CPA for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2020, were $10,000.00

Tax Fees

For the fiscal years ended August 31, 2020 and 2019, the Company paid fees of $1,000 for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2020 and 2019, the Company did not pay any other fees.

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

PART IV

Item 15. Exhibits

Exhibit 3.1	Amended Articles of Incorporation, Cannabics Pharmaceuticals Inc., Incorporated by reference.

Exhibit 3.2	Bylaws of Cannabics Pharmaceuticals, Incorporated by reference.

Exhibit 3.3	Subsidiary – G.R.I.N. Ultra Ltd – Board Resolution Authorizing Creation, Incorporated by reference.

Exhibit 3.4	Subsidiary – G.R.I.N. Ultra Ltd – Official Companies Listing (Israel) Incorporated by reference.

Exhibit 3.5	Material Contract – Collaboration & Exclusivity Agreement with Cannabics, Inc., incorporated by reference from Form 8K filed July 25th, 2014.

Exhibit 3.6	Intellectual Property & Subsidiary Assignment of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.7	Assignment & Assumption of Debt & Liabilities Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.8	Debt Cancellation Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.9	IP Licensing Agreement with The CIMA Group LLC, December 17th, 2015.

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2020	By:	/s/ Eyal Barad
Eyal Barad, Director Chief Executive Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

