Form 10-Q
period 2020-11-30
Cannabics Pharmaceuticals Inc.
filed 2021-01-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

As of January 14, 2020, the registrant had 135,237,584 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2020

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2020	2020
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$184,031	$777,611
Prepaid expenses and other receivables	168,574	152,299
Total current assets	352,605	929,910

Available for sale Investment	539,609	426,522

Equipment, net	806,317	862,879

Total assets	$1,698,531	$2,219,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$219,042	$231,142
Due to a related party	223,645	223,645
Total current liabilities	442,687	454,787

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 135,237,584 shares issued and outstanding at November 30 2020 And 135,080,441 shares issued and outstanding at August 31, 2020.	13,524	13,508
Additional paid-in capital	15,405,295	15,372,311
Issuance of warrants	2,784,387	2,784,387
Other comprehensive loss	(2,661,324)	(2,774,411)
Accumulated deficit	(14,286,038)	(13,631,271)
Total stockholders' equity (deficit)	1,255,844	1,764,524

Total liabilities and stockholders' equity	$1,698,531	$2,219,311

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2020	2019
	Unaudited
Net revenue	–	1,754

Operating expenses:
Research and development expense	$433,730	$466,033
Sales and marketing expenses	7,551	24,117
General and administrative expenses	218,451	326,460

Total operating expenses	659,732	817,610

Loss from operations	(659,732)	(815,856)

Other income
Financial (Loss) Income	4,965	(4,326,339)

Net loss	(654,767)	(5,142,195)

Income (Loss) from available for sale assets	113,087	(3,550,813)
Total comprehensive (income) loss	$(541,680)	$(8,693,008)

Net loss per share - basic and diluted:	$(0.005)	$(0.038)
Weighted average number of shares outstanding - Basic and Diluted	135,105,839	133,653,941

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2020	135,080,441	$13,508	$15,372,311	$2,784,387	$(2,774,411)	$(13,631,271)	$1,764,524

Issuance of common stock for services.	157,143	16	32,984	–	–	–	33,000

Other comprehensive loss	–	–	–	–	113,087	–	113,087

Net loss	–	–	–	–	–	(654,767)	(654,767)

Balance, November 30, 2020	135,237,584	$13,524	$15,405,295	$2,784,387	$(2,661,324)	$(14,286,038)	$1,255,844

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2019	134,418,775	$13,450	$15,300,250	$2,784,387	$2,810,013	$(6,163,807)	$14,744,292

Issuance of common stock for services.	80,000	–	(30,000)	–	–	–	(30,000)

Other comprehensive loss	–	–	–	–	(3,550,813)	–	(3,550,813)

Net loss	–	–	–	–	–	(5,142,195)	(5,142,195)

Balance, November 30, 2019	134,498,775	$13,450	$15,270,250	$2,784,387	$(740,800)	$(11,306,003)	$6,021,284

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2020	2019
	Unaudited
Cash flows from operating activities:
Net Loss	$(654,767)	$(5,142,194)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	57,505	51,578
Royalties receivables valuation	–	4,363,000
Stock issued for services	33,000	(30,000)
Profit from held for trading investments	–	(58,730)
Changes in operating assets and liabilities:
Decrease (increase) Accounts Receivable and prepaid expenses	(16,275)	53,076
Increase (decrease) Accounts payable and accrued liabilities	(12,100)	1,583
Net cash used in operating activities	(592,637)	(761,687)

Cash flows from investing activities:
Realization of Held for trading Investments	–	824,849
Acquisition of equipment	(943)	(9,800)
Net cash used in investing activities	(943)	815,049

Net increase (Decrease) in cash	(593,580)	53,362
Cash and cash equivalents at beginning of the Period	777,611	265,982
Cash and cash equivalents at end of the Period	$184,031	$319,344

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

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to Cannabics Pharmaceuticals Inc. The Company’s principal offices are in Bethesda, Maryland. The Company changed its course of business to laboratory research and development.

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

These unaudited financial statements should be read in conjunction with our August 31, 2020 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 4, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $654,767 for the three months ended November 30, 2020, and has incurred cumulative losses since inception of $14,286,038. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $433,730 and $466,033 for the three months ended November 30, 2020 and 2019, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the three months ending November 30, 2020, the Company paid $105,000 in salaries, including socials benefits, to two directors, compared to $125,000 for the three months ending November 30, 2019.

The Company had a balance outstanding at November 30, 2020 and at November 30, 2019 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $50,000.

Note 5 – Subsequent Events

On October 27th, 2020, the Company announced that it had received an "Intention to Grant a European Patent" by the European Patent Office for its System and Method for High Throughput Screening of Cancer Cells patent application relating to its “CDx” diagnostic drug sensitivity test.

On November 16th, 2020, the Company established a subsidiary named Digestix Bioscience Inc., specifically dedicated to development of medical devices and pharmaceutical compositions for precancerous neoplastic tumors, as noted in the 8-K filed November 26th, 2020.

On December 16, 2020, the Company executed a Securities Purchase Agreement with 3i LP for a series of convertible notes for an aggregate funding total of $2,750,000, to be carried out over four tranches, the first of which having been received. Per the agreements between the companies, the underlying shares for said notes are to be registered with the SEC. Until such time, the Company has issued 3,913,663 shares on December 18, 2020. Any other shares are to be registered in the future. For complete and detailed information on the Agreements with 3i LP, please see our 8-K for this event, filed December 21, 2020.

On December 21st, 2020, the Company announced that it had initiated is In-Vivo Animal Studies for an FDA Pre-IND meeting. The purpose of these studies is for the Company’s “RCC-33” rug candidate on mice transplanted with colorectal cancer tumor cell lines.

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

Cannabics SR is a lipid-based capsule containing a standardized formulation of cannabinoids that we are developing as a product candidate for the treatment of cancer anorexia-cachexia syndrome (“CACS”). With a rapid onset of action and sustained effects for up to 6-8 hours, we believe that the convenience of once or twice daily oral dosing of Cannabics SR may improve quality of life and increase patient compliance with treatment regimens, leading to better health outcomes. A two-year pilot study of Cannabics SR led by Dr. Gil Bar-Sela of the Rambam Hospital Health Care Campus, Division of Oncology, in Haifa, Israel, demonstrated a clinically significant weight increase in CACS patients treated with Cannabics SR capsules (Source: https://www.ncbi.nlm.nih.gov/pmc/articles/PMC6785913/ ). In the second half of 2021, we intend to commence an additional pilot study in Israel to assess the pharmacokinetics and pharmacodynamics of Cannabics SR in humans. Data from the study will inform our clinical development plan for Cannabics SR. In the meantime, we anticipate that the results of these studies may enable us to obtain a permit from the Israeli Ministry of Health to commercialize Cannabics SR in Israel.

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

Our Proprietary Bioinformatics Platform

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

Cannabinoids and Colorectal Cancer

A new emerging area of scientific understanding in the treatment of CRC lies in the development and use of cannabinoid therapeutics. The ECS is regarded as an important regulatory system in the gastrointestinal tract, being involved in several important functions such as motility, secretion, sensation, inflammation, and carcinogenesis. Recent studies advocate that the ECS plays a critical role in the development of CRC and should therefore be considered as an appropriate target for CRC inhibition (Source: Frontiers in Pharmacology, 2016;7:361). The expression of ECS components in CRC has been found to be increased and associated with poorer prognosis and advanced stages of disease (Source: Cannabis and Cannabinoid Research, 2018, 3(1):272-281). For example, cannabinoid receptors have been found to be overexpressed in tumor cells of the colon and this up-regulation has been postulated to be an indicator of cancer outcome (Source: British Journal of Pharmacology, 2018; 175(13): 2566-2580).

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

We believe that cannabinoids are a promising therapeutic agent for the treatment of CRC. We have conducted several in vitro unpublished studies using our bioinformatics platform and can confirm absolutely that cannabinoids cause necrosis in colon cancer cells. While many cannabinoids demonstrate levels of toxicity on cancer cells, we have found that certain cannabinoid extracts and combinations show increased levels of toxicity relative to other isolated or combined cannabinoids. These findings have spurred the development of RCC-33, our product candidate for the treatment of CRC.

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

Development Plan

We are currently in the early planning stage of a clinical development pathway for RCC-33. We plan to conduct further preclinical studies to establish the safety and efficacy of RCC-33 before proceeding with first-in-human clinical testing. LAST PR RE FDA PRE-IND STUDIES – TALK ABOUT SCALPA

Preclinical Studies

We have now written and shall shortly begin a proof of concept non-clinical study in a murine model for colon adenocarcinoma to validate the results obtained in our cell-based assays. In addition, we plan to conduct non-clinical safety studies following Good Laboratory Practice (GLP) to evaluate the systemic and local toxicity of escalating doses of RCC-33 and establish dosing parameters. The results of these preclinical studies, which are expected in the fourth quarter of 2020, will guide our planned Phase 1/2a clinical trial. The non-clinical requirements to support the development program will be verified with the FDA at a pre-IND meeting expected to take place in the second half of 2021. Such studies may include repeated dose toxicity studies, male and female fertility studies, embryofetal development studies, animal abuse related studies, pharmacokinetics studies, drug-drug interaction studies, and others.

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

Cannabics SR for Cancer Anorexia-Cachexia Syndrome

Overview

At the same time, we are pursuing our work on colorectal cancer, we are continuing our development of Cannabics SR as a product candidate for the treatment of CACS. Cannabics SR is a sustained-release oral capsule containing a standardized compound of cannabinoids that has demonstrated a clinically significant weight increase in CACS patients in a peer-reviewed pilot study conducted by Dr. Gil Bar-Sela of the Rambam Hospital Health Care Campus, Division of Oncology, in Haifa, Israel. Our patent-pending technology provides for a convenient, once or twice daily administration, with rapid onset and a steady state of therapeutic effect for a 6 to 8-hour duration.

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

Patients were administered 2 × 10 mg of Cannabics SR per 24 hours for six months. Participants were weighed at each physician visit. The primary objective of the study was a weight gain of ≥10% from baseline. Despite various limitations, the preliminary study demonstrated a weight increase of 17.6% of patients with doses of 5 mg × 1 or 5 mg × 2 capsules daily, without significant side effects. The remaining patients had stable weights. Also, all patients who remained in the study for at least 4.5 months reported an increase in appetite, as did 83% of the patients who completed the study. For 50% of the patients who completed the study, there were reports of pain reduction and sleep improvement. Additional results showed a significant decrease of appetite loss complaints among 83% of the patients who completed the study. (See Bar-Sela, Gil et al. “The Effects of Dosage-Controlled Cannabis Capsules on Cancer-Related Cachexia and Anorexia Syndrome in Advanced Cancer Patients: Pilot Study.” Integrative Cancer Therapies vol. 18 (2019): 1534735419881498. doi:10.1177/1534735419881498.)

We intend to conduct additional pilot studies in Israel to assess the pharmacokinetics and pharmacodynamics of Cannabics SR in humans. These studies are expected to commence in 2021 at an anticipated cost of $250,000. Data from the pilot studies will guide our decisions regarding further clinical development and may better inform the design of our anticipated Phase 1 trials.

Commercialization

The results of our planned pilot studies may permit us to commercialize Cannabics SR in Israel under license by the Israeli Ministry of Health. If we are granted such a permit, we intend to engage a GMP manufacturer in Israel to produce Cannabics SR capsules for national medical distribution.

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

Figure 4:Sample personalized patient report produced by Cannabics CDx

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

We plan to continue to seek patent protection in the United States and other countries for our proprietary technologies. To date, our intellectual property portfolio includes three provisional patents, filed with the USPTO, related to our line of activity (pharmaceutical formulations; drug delivery; therapeutic uses of cannabinoids and other cannabis compounds and personalized cannabinoid diagnostics), as well as know-how and trade secrets. A full list of our IP applications in all countries can be found in our Annual 10-K filing of November 4, 2020 at page 25.

Results of Operations

For the Three Months Ended November 30, 2020 and 2019

Revenues

We have not received royalties during the three months ended November 30, 2020 due to the termination of the royalties agreement, compared to $1,754 for the three months ended November 30, 2019. The reason for the decrease in revenues is due to the termination of our relationship with the licensee.

Operating Expenses

For the three months ended November 30, 2020 our total operating expenses were $659,732 compared to $817,610 for the three months ended November 30, 2019 resulting in an decrease of $157,878. The decrease is attributable to decrease of $108,009 in general administration expenses and a total decrease of $49,869 in research and development expenses, and sales and marketing expenses.

We incurred a financial income of $4,965 for the three months ended November 30, 2020, compared to financial expense of $4,326,339 for the three months ended November 30, 2019. The decrease in financial expense was mainly attributable to revaluation of a financial asset of $4,363,000. This revaluation relates to our Company’s investment in Seedo Corp., which is obligated by the afore-mentioned sum in future royalties. Subsequent to November 30th, 2019, but prior to the date of this filing, the Company was made aware of a Petition for Debt Settlement filing by E-Roll Grow Tech Ltd., the fully owned subsidiary of Seedo Corp. Said filing calls into question the ability of Seedo Corp. to fulfill its royalty obligations to us. This accounting treatment does not release Seedo from its obligations under the agreement. As such, the Company has removed its anticipated Royalties for accounting purposes from Seedo at this time. As a result, the net loss was $654,767 for the three months ended November 30, 2020 compared to $5,141,195 for the three months ended November 30, 2019.

Net loss

Net loss decreased by $4,487,428 to $654,767 for the three months ended November 30, 2020, compared to a net loss of $5,142,195 for the three months ended November 30, 2019.

Liquidity and Capital Resources

Overview

As of November 30, 2020, we had $184,031 in cash compared to $319,344 on November 30, 2019. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2020 compared to the Three Months Ended November 30, 2019

We used cash in operations of $592,637 for the three months ended November 30, 2020 compared to cash used in operations of $761,687 for the three months ended November 30, 2019. The negative cash flow from operating activities for the three months ended November 30, 2020 is primarily attributable to the Company's net loss from operations of $654,767, a decrease in accounts payables and accrued liabilities of $12,100 and an increase of $16,275 in account receivables and prepaid expenses. Offset by depreciation of $57,505 and shares issued for services of $33,000.

We had cash flow from investing activities of $943 during the three months ended November 30, 2020, compared to $815,049 cash flow from investing activities for the three months ended November 30, 2019. The reason for the decrease in cash flow from investing activities is primarily due to the purchase of fixed assets in an aggregate amount of $934, for the period ended November 30, 2020, and realization of held for trading shares in the aggregate amount of $824,849 for the period ended November 30, 2019.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2020 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2020, included in our Annual Report on Form 10-K as filed on November 4, 2020, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2. Recent Sale of Unregistered Securities

During the Quarter ending November 30, 2020, the Company issued a total of 157,143 common shares to a third party pursuant to their convertible loan agreement with the company’s subsidiary Grin Ultra Ltd.

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

Cannabics Pharmaceuticals Inc.

Date: January 14, 2021	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2021	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

