Form 10-Q
period 2021-02-28
Cannabics Pharmaceuticals Inc.
filed 2021-04-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of April 12, 2021, the registrant had 139,151,247 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiaries, G.R.I.N Ultra Ltd. and Digestix Bioscience Inc.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2021

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2020 (filed on November 4, 2020) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$1,334,409	$777,611
Prepaid expenses and other receivables	170,593	152,299
Total current assets	1,505,002	929,910

Available for sale Investment	2,711,742	426,522

Equipment, net	749,816	862,879

Total assets	$4,966,560	$2,219,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$192,943	$231,142
Convertible loan	767,420	–
Due to a related party	223,645	223,645
Total current liabilities	1,184,008	454,787

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 135,237,584 and 135,080,441 shares issued and outstanding at February 28, 2021 and August 31, 2020 respectively	13,524	13,508
Additional paid-in capital	15,405,295	15,372,311
issuance of warrants	3,223,717	2,784,387
Other comprehensive income	(39,191)	(2,774,411)
Accumulated deficit	(14,820,793)	(13,631,271)
Total stockholders' equity (deficit)	3,782,552	1,764,524

Total liabilities and stockholders' equity	$4,966,560	$2,219,311

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net revenue	$–	$1,310	$–	$3,064

Operating expenses:
Research and development expense	315,958	444,416	749,688	910,449
General and administrative expenses	351,911	423,262	577,913	774,839

Total operating expenses	667,869	867,678	1,327,601	1,685,288

Loss from operations	(667,869)	(866,368)	(1,327,601)	(1,682,224)

Other income
Capital gain	195,968	–	195,968	–
Financial Loss, net.	(62,854)	(1,497)	(57,889)	(4,327,837)

Net (loss) income	(534,755)	(867,865)	(1,189,522)	(6,010,061)

Profit (loss) from available for sale assets	2,622,133	(2,104,046)	2,735,220	(2,844,846)
Total comprehensive income (loss)	$2,087,378	$(2,971,911)	$1,545,698	$(8,854,906)

Net loss per share - basic and diluted:	$0.004	$(0.005)	$0.01	$(0.046)

Weighted average number of shares outstanding - Basic and Diluted	135,237,584	134,742,951	135,235,838	134,607,237

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 28, 2021

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, August 31, 2020	135,080,441	$13,508	$15,372,311	$2,784,387	$(2,774,411)	$(13,631,271)	$1,764,524

Issuance of common stock for services, net	157,143	16	32,984	–	–	–	33,000

Issuance of warrants	–	–	–	439,330	–	–	439,330

Other comprehensive income	–	–	–	–	2,735,220	–	2,735,220

Net loss	–	–	–	–	–	(1,189,522)	(1,189,522)

Balance, February 28, 2021	135,237,584	$13,524	$15,405,295	$3,223,717	$(39,191)	$(14,820,793)	$3,782,552

For the three months ended February 28, 2021

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, November 30, 2020	135,237,584	$13,524	$15,405,295	$2,784,387	$(2,661,324)	$(14,286,038)	$1,255,844

Issuance of warrants	–	–	–	439,330	–	–	439,330

Other comprehensive income	–	–	–	–	2,622,133	–	2,622,133

Net loss	–	–	–	–	–	(534,755)	(534,755)

Balance, February 28, 2021	135,237,584	$13,524	$15,405,295	$3,223,717	$(39,191)	$(14,820,793)	$3,782,552

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 29, 2020

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, August 31, 2019	134,498,775	$13,450	$15,300,250	$2,784,387	$2,810,013	$(6,163,807)	$14,744,292

Treasury stock	(30,000)		(30,000)	–	–	–	(30,000)

Issuance of common stock for services, net	566,666	54	102,066	–	–	–	102,120

Other comprehensive loss	–	–	–	–	(5,654,859)	–	(5,654,859)

Net loss	–	–	–	–	–	(6,010,061)	(6,010,061)

Balance, February 29, 2020	135,035,441	$13,504	$15,372,316	$2,784,387	$(2,844,846)	$(12,173,868)	$3,151,492

For the three months ended February 29, 2020

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, November 30, 2019	134,498,775	$13,450	$15,270,250	$2,784,387	$(700,800)	$(11,306,002)	$6,061,284

Issuance of common stock for services, net	536,666	54	102,066	–	–	–	102,120

Other comprehensive loss	–	–	–	–	(2,144,046)	–	(2,144,046)

Net loss	–	–	–	–	–	(867,866)	(867,866)

Balance, February 29, 2020	135,035,441	$13,504	$15,372,316	$2,784,387	$(2,844,846)	$(12,173,868)	$3,151,492

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six month Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$(1,189,522)	$(6,010,061)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	114,007	103,960
Capital gain	(195,968)	–
Royalties receivables valuation	–	4,363,000
Stock issued for services	33,000	72,120
Profit from held for trading investments	–	(80,521)
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	(18,294)	85,417
Accounts payable and accrued liabilities	(38,200)	(19,232)
Net cash used in operating activities	(1,294,977)	(1,485,317)

Cash flows from investing activities:
Realization of Available for sale investment	645,968	–
Held for trading Investments	–	1,821,207
Acquisition of equipment	(943)	(14,900)
Net cash from (used) in investing activities	645,025	1,806,307

Cash flows from financing activities:
Proceeds from convertible loan agreement	1,206,750	–
Net cash provided by financing activities	1,206,750	–

Net increase (Decrease) in cash	556,798	320,990
Cash and cash equivalents at beginning of the Period	777,611	265,982
Cash and cash equivalents at end of the Period	$1,334,409	$586,972

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

On November 16, 2020, the Company established its new subsidiary Digestix Bioscience Inc., specifically focused on treatment of early-stage neoplastic local tumors.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $1,189,522 for the six months ended February 28, 2021, it has incurred cumulative losses since inception of $14,820,793. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $749,688 and $910,449 for the six months ended February 28, 2021 and 2020, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the six months ending February 28, 2021, the Company paid $248,763 in salaries, including socials benefits, to two directors, compared to $232,413 for the six months ending February 28, 2020.

The Company had a balance outstanding at February 28, 2021 and at February 28, 2020 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

The Company had a balance outstanding at February 28, 2021 of $8,147 receivable from a director. The loan is due on demand and bears interest of 3.26%

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 4 – Commitments and Contingencies

The company leases its office in Tel Aviv. In November, 2020, the Company extended its lease agreement by 12 months until January of 2022. The monthly lease is approximately $3,600.

The company leases its lab facilities in Rehovot. The monthly lease is approximately $5,700.

Effective June 1, 2018, the Company entered into a 36-month car lease for one of its executive officers.

As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $50,000.

Note 5 – Major Events During the six months ended on February 28, 2021

On January 27, 2021, the Company filed an S-1 with the SEC registering the shares of an institutional investor on a convertible Note of $2,500,000.

On February 16, 2021, the Company publicly announced its findings for its RCC-33 Anti-Cancer treatment on mice, which conclusively demonstrated a 33% lower tumor volume, (p ≤ 0.016), as noted in the Company’s press release of that date.

On February 18, 2021, the Company sold its 900,000 shares of Wize Pharma Inc. in a private sale, netting proceeds of $645,968.

The company incurred a capital gain of $195,968 from Wize Pharma Inc realization.

Note 6 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC and has determined that there are no such events that warrant disclosure or recognition in the financial statements.

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

Development Plan

We are currently in the early planning stage of a clinical development pathway for RCC-33. We plan to conduct further preclinical studies to establish the safety and efficacy of RCC-33 before proceeding with first-in-human clinical testing. Now that our studies on mice (See press release February 16, 2021) are complete, the company is now working on the logistics for further clinical studies in order to bring us to the US FDA for a pre IND meeting.

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

First in-vivo study in mice-

On February 16th, 2021 we have completed our first in-vivo study - Evaluation of the antitumor activity of RCC-33 on mice bearing xenografts of human colorectal adenocarcinoma. In the study, Nude mice, 7 mice per group were inoculated subcutaneously with HT-29 and HCT-116 human colorectal adenocarcinoma cells. After reaching a tumor volume of 100 mm3, mice were intraperitoneally injected with 200 ul of RCC-33 or sham control. Tumor volume was measured 3 times per week. The experiment concluded when the first mouse (control group) reached the maximal tumor volume allowed,16 days after xenograft inoculation. A significant reduction in tumor volume of 33% (p value = 0.016) was observed in RCC-33 treated mice inoculated with HT-29. Mice inoculated with HCT-116 did not show significant results. These positive results will be more thoroughly investigated in additional in-vivo studies to better understand effective dosage/toxicity and genetic profiling to discover the mechanism of action. These studies will continue in the 2nd quarter of 2020.

Figure 3. HT-29 - Human colorectal adenocarcinoma model

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

Cannabinoids and Personalized Medicine

While preclinical research during the last decade has stimulated interest in the therapeutic potential of cannabinoid compounds in oncology, one of the challenges facing healthcare providers and patients in selecting a cannabinoid-based therapy has been the diversity of the cannabis plant, which encompasses thousands of distinct profiles, each with its own chemical composition and effects. After decades of highly restrictive regulation, there is presently a lack of clinically relevant information as to which cannabinoids are best suited to the unique medical needs of a patient across multiple lines of therapy. The result has left healthcare providers and patients at a loss as to which cannabinoids may be best suited to treat the unique cancer profiles of individual patients.

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

Results of Operations

For the Three Months Ended February 28, 2021 and 2020

Revenues

We had no revenues from licensing agreements in the form of royalties during the three months ended February 28, 2021 compared to $1,310 for the three months ended February 28, 2020. The reason for the decrease in revenues is due to termination of the licensing agreement.

Operating Expenses

For the three months ended February 28, 2021 our total operating expenses were $667,869 compared to $867,678 for the three months ended February 29, 2020, resulting in a decrease of $199,809. The decrease is attributable to a total decrease of $71,351 in general administration, and sales and marketing expenses and a decrease of $128,458 in research and development expenses.

We realized other income of $133,114 for the three months ended February 28, 2021, compared to a other loss of $1,497 for the three months ended February 29, 2020. The decrease in financial expense was mainly attributable to capital gain of $195,968 off set by exchange differences in total of $21,071 and other finance expenses of $30,000. As a result, the net loss was $534,755 for the three months ended February 28, 2021, compared to a net loss of $867,865 for the three months ended February 29, 2020.

Net Loss

Net loss for the three months ended February 28, 2021 was $534,755 compared to net loss $867,865 for the three months ended February 29, 2020, for the reasons explained above.

Other comprehensive profit

We incurred another comprehensive income of $2,622,133 for the three months ended February 28, 2021. The income was due to a valuation of a financial asset, consisting of the Company’s shares held in Seedo Inc., as a result; the total comprehensive income was $2,087,378 for the three months ended February 28, 2021.

For the Six Months Ended February 28, 2021 and 2020

Revenues

We had no revenues from licensing agreements in the form of royalties during the six months ended February 28, 2021 compared to $3,064 the six months ended February 28, 2020. The reason for the decrease in revenues is due to termination of the licensing agreement.

Operating Expenses

For the six months ended February 28, 2021 our total operating expenses were $1,327,601 compared to $1,685,288 for the six months ended February 29, 2021, resulting in a decrease of $357,687. The decrease is attributable to a total decrease of $196,926 in general administration, and sales and marketing expenses and partially and a decrease of $160,761 in research and development expenses.

We realized other income of $138,079 for the six months ended February 28, 2021 which mainly attributable to capital gain of $195,968 off set by exchange differences in total of $26,683 and other finance expenses of $30,000. Compared to other loss of $4,327,837 for the six months ended February 29, 2020. The decrease in financial expense was mainly attributable to revaluation of a financial asset of $4,363,000. This revaluation relates to our Company’s investment in Seedo Corp., which is obligated by the afore-mentioned sum in future royalties. The Company was made aware of a Petition for Debt Settlement filing by E-Roll Grow Tech Ltd., the fully owned subsidiary of Seedo Corp. Said filing calls into question the ability of Seedo Corp. to fulfill its royalty obligations to us. This accounting treatment does not release Seedo from its obligations under the agreement. As such, the Company has removed its anticipated Royalties for accounting purposes from Seedo on the six months ended February 29, 2020. As a result, the net loss was $1,189,522 for the six months ended February 28, 2021, compared to a net loss of $6,010,061 for the six months ended February 29, 2020.

Net loss

Net loss for the six months ended February 28, 2021 was $1,189,522 compare to net loss of $6,010,061 for the six months ended February 29, 2020.

Other comprehensive profit

We incurred another comprehensive loss of $2,735,220 for the six months ended February 28, 2021. The income was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo and Wize Pharma Inc , in the total amount of $2,735,220 As a result; the total comprehensive income was $1,545,698 for the six months ended February 28, 2021.

Liquidity and Capital Resources

Overview

As of February 28, 2021, we had $1,334,409 in cash compared to $777,611 on August 31, 2020. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 28, 2021 compared to the Six Months Ended February 29, 2020

We used cash in operations of $1,294,977 for the six months ended February 28, 2021 compared to cash used in operations of $1,485,317 for the six months ended February 29, 2020. The negative cash flow from operating activities for the six months ended February 28, 2021 is primarily attributable to the Company's net loss from operations of $1,189,522, capital gain of $195,968 and stock issued for services in a total of $33,000. Offset by depreciation of $114,007, a decrease in accounts payables and accrued liabilities of $38,200, a decrease of $18,294 in account receivables and prepaid expenses.

We had cash flow from investing activities of $645,025 during the six months ended February 28, 2021, compared to cash flow from investing activities of $1,806,307 for the six months ended February 29, 2020. The cash flow from investing activities is due to the Company’s Realization of Wize Pharma Inc shares of $645,968 and its purchase of fixed assets in the aggregate amount of $943.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

On March 8th, 2020, the Company joined Cannabics Inc., our largest shareholder and affiliate in a suit against Seach Sarid Ltd., Seach Medical Group Ltd. and Shay Sarid in Tel Aviv, Israel. This suit was brought by the Company as it believes the defendants pursued certain business arrangements which rightfully inured to the Company. Said litigation is ongoing and the Company shall vigorously protect and pursue what it believes to be the rights of the Company and shareholders.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

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

Cannabics Pharmaceuticals Inc.

Date: April 14, 2021	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2021	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

