Form 10-Q
period 2021-05-31
Cannabics Pharmaceuticals Inc.
filed 2021-07-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31st, 2021

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

____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 14, 2021, the registrant had 146,661,247 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly owned subsidiaries, G.R.I.N Ultra Ltd., and Digestix Bioscience Inc.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2021

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2020 (filed on November 4th, 2020) entitled “Risk Factors” as well as in our other public filings.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2021	2020
	Audited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$1,968,291	$777,611
Prepaid expenses and other receivables	158,625	152,299
Total current assets	2,126,916	929,910

Available for sale Investment	981,157	426,522

Equipment, net	693,870	862,879

Total assets	$3,801,943	$2,219,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	193,140	231,142
Convertible loan	1,053,215	–
Due to a related party	223,645	223,645
Total current liabilities	1,470,000	454,787

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.
Common stock, $.0001 par value, 900,000,000 shares authorized, 142,576,247 shares issued and outstanding at May 31, 2021 and 135,080,441 shares issued and outstanding at August 31, 2020.	14,266	13,508
Additional paid-in capital	16,772,511	15,372,311
issuance of warrants	3,459,510	2,784,387
Other comprehensive loss	(1,769,776)	(2,774,411)
Accumulated deficit	(16,144,568)	(13,631,271)
Total stockholders' equity	2,331,943	1,764,524

Total liabilities and stockholders' equity	$3,801,943	$2,219,311

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
	Unaudited
Net revenue	$–	$1,886	$–	$4,950

Operating expenses:
Research and development expense	$550,842	$370,084	$1,300,530	$1,280,533
General and administrative expenses	125,410	322,316	703,323	1,097,155
Total operating expenses	676,252	692,400	2,003,853	2,377,688

Loss from operations	(676,252)	(690,514)	(2,003,853)	(2,372,738)
Other income
Capital gain	–	–	195,968	–
Financial Loss	(647,523)	(35,161)	(705,412)	(4,362,998)
Net loss	(1,323,775)	(725,675)	(2,513,297)	(6,735,736)

Profit (loss) from available for sale assets	(603,000)	2,672,221	1,004,635	(172,625)
Total comprehensive (income) loss	$(1,926,775)	$1,946,546	$(1,508,662)	$(6,908,361)

Net loss per share - basic and diluted:	$(0.010)	$(0.050)	$(0.01)	$(0.050)
Weighted average number of shares outstanding - Basic and Diluted	135,896,594	135,035,442	136,397,111	134,611,567

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

			Additional		Other		Total stockholders’
	Common stock		paid in		comprehensive	Accumulated	equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, August 31, 2020	135,080,441	$13,508	$15,372,311	$2,784,387	$(2,774,411)	$(13,631,271)	$1,764,524

Exercise of a Convertible loan to shares of common stock.	7,300,000	730	1,340,103	–	–	–	1,340,833

Issuance of common stock for services.	282,143	28	60,097	–	–	–	60,125

Other comprehensive loss	–	–	–	–	1,004,635	–	1,004,635

Issuance of warrants	–	–	–	675,123	–	–	675,123

Net loss	–	–	–	–	–	(2,513,297)	(2,513,297)

Balance, May 31, 2021	142,662,584	$14,266	$16,772,511	$3,459,510	$(1,769,776)	$(16,144,568)	$2,331,943

			Additional		Other		Total stockholders’
	Common stock		paid in		comprehensive	Accumulated	equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, February 28, 2021	135,237,584	$13,524	$15,405,295	$3,223,717	$(39,191)	$(14,820,793)	$3,782,552

Other comprehensive loss	–	–	–	–	(1,730,585)	–	(1,730,585)

Exercise of a Convertible loan to shares of common stock.	7,300,000	730	1,340,103	–	–	–	1,340,833

Issuance of common stock for services.	125,000	12	27,113	–	–	–	27,125

Issuance of warrants	–	–	–	235,793	–	–	235,793

Net loss	–	–	–	–	–	(1,323,775)	(1,323,775)

Balance, May 31, 2021	142,662,584	$14,266	$16,772,511	$3,459,510	$(1,769,776)	$(16,144,568)	$5,871,494

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(continued)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2019	134,498,775	$13,450	$15,300,250	$2,784,387	$2,810,013	$(6,163,807)	$14,744,292

Issuance of common stock for services, net	611,666	61	102,059	–	–	–	102,120

Treasury stock	(30,000)	(3)	(29,997)	–	–	–	–

Other comprehensive loss	–	–	–	–	(5,578,515)	–	(5,578,515)

Net profit	–	–	–	–	–	(6,735,736)	(6,735,736)

Balance, May 31, 2020	135,080,441	$13,508	$15,372,310	$2,784,387	$(2,768,502)	$(12,899,543)	$2,511,161

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, February 29, 2020	135,035,441	$13,504	$15,372,316	$2,748,387	$(2,884,846)	$(12,173,868)	$3,115,492

Issuance of common stock for services, net	45,000	4	44,996	–	–	–	45,000

Other comprehensive gain	–	–	–	–	76,344	–	76,344

Net Loss	–	–	–	–	–	(725,675)	(725,675)

Balance, May 31, 2020	135,080,441	$13,508	$15,372,310	$2,784,387	$(2,768,502)	$(12,899,543)	$2,511,161

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the year Ended,
	May 31,	May 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(2,513,297)	$(6,735,736)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	169,953	167,190
Interest on loans	–	–
Capital Gain	(195,968)	–
Due to related party	–	–
Royalties receivables valuation	–	4,363,000
Stock issued for services	60,124	72,120
Profit from held for trading investments	–	(48,546)
Convertible loan valuation	612,420	–
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	(6,326)	129,712
Accounts payable and accrued liabilities	(38,001)	(8,736)
Net cash used in operating activities	(1,911,094)	(2,060,996)

Cash flows from investing activities:
Available for sale investments	645,968	–
Held for trading Investments	–	2,228,365
Acquisition of equipment	(943)	(75,722)
Net cash used in investing activities	645,025	2,152,643

Cash flows from financing activities:
Convertible loan	2,456,750	–
Proceeds from sale of common stock	–	–
Costs of raising capital	–	–
Net cash provided by financing activities	2,456,750	–

Effect of exchange rate fluctuations on cash	–	–
Net increase in cash	1,190,680	91,647
Cash and cash equivalents at beginning of the Period	777,611	265,982
Cash and cash equivalents at end of the Period	$1,986,291	$357,629

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$1,340,103	$–

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

On April 26th, 2021 the Company announced its new Research Program for development of a Melanoma Treatment Drug Candidate for FDA Approval Track, see our press release of this date.

On May 25th, 2021, The European Patent Office granted the Company its Patent for Personalized medicine Drug Discovery Technology, see our press release of this date.

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

These unaudited financial statements should be read in conjunction with our August 31, 2020 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 4th, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries GRIN Ultra and Digestix Bioscience Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $2,513,297 for the nine months ended May 31, 2021, it has incurred cumulative losses since inception of $16,144,568. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $1,300,530 and $1,280,533 for the nine months ended May 31, 2021 and 2020, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the nine months ending May 31, 2021, the Company paid $264,061 in salaries, including socials benefits, to two directors, compared to $336,137 for the nine months ending May 31, 2020.

The Company had a balance outstanding at May 31, 2021 and at May 31, 2020 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the nine months ending May 31, 2021, a $1,340,833 convertible loan was exercised to 7,300,000 shares of common stock.

During the nine months ending May 31, 2021, 125,000 shares of common stock were issued for services, the fair value of these services were $60,125.

Note 4 – Commitments and Contingencies

The company leases its office in Tel Aviv. In November 2020, the Company extended its lease agreement by 12 months until January of 2022. The monthly lease is approximately $3,600.

The company leases its lab facilities in Rehovot. The monthly lease is approximately $5,700.

Effective June 1, 2018, the Company entered into a 36-month car lease for one of its executive officers. Said lease has been extended until August of this year. As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $50,000.

Note 5 – Major events during the nine months ended on May 31, 2021.

On January 27, 2021, the Company filed an S-1with the SEC registering the shares of an institutional investor on a Convertible Note of $2,500,000.

On February 16, 2021, the Company announced its findings for its RCC-33 Anti-Cancer treatment on mice, which conclusively demonstrated a 33% lower tumor volume, (p ≤ 0.016), as noted in the Company’s press release of that date.

On February 18, 2021, the Company sold its entire holding of 900,000 shares of Wize Pharma Inc. in a private sale, netting proceeds of $645,968. The company incurred a capital gain of $195,968 from Wize Pharma Inc realization

Note 6 – Subsequent Events

On June 15, 2021, the Company received a Conversion Notice from i3 LLC for a total 1,000,000 shares of common stock, eradicating $148,600 in debt.

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

Our bioinformatics platform includes the following:

•	high-throughput screening, high content screening, flow cytometry, machine learning, robotics, and proprietary methodologies;
•	a library of human cancer cell lines and thousands of different combinations and ratios of cannabinoid compounds in a costumed matrix;
•	a growing database of biological response data;
•	in-house extraction, processing methodologies, and analytical techniques that yield well-characterized and standardized extracts;
•	collaborations with regulated cannabis producers that may expand our cannabinoid compound library and provide us with access for future proprietary cultivars;
•	fully integrated in-house research and development; and
•	regulatory expertise.

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

Results of Operations

For the Three Months Ended May 31, 2021 and 2020

Revenues

We haven’t received income from licensing agreements in the form of royalties during the three months ended May 31, 2021, compared to $1,886 received for the three months ended May 31, 2020. The reason for the decrease in revenues is due to a termination of the royalties agreement.

Operating Expenses

For the three months ended May 31, 2021 our total operating expenses were $676,252 compared to $692,400 for the three months ended May 31, 2020, resulting in a decrease of $16,148. The decrease is attributable to a total decrease of $196,906 in general administration, and sales and marketing expenses and an increase of $180,758 in research and development expenses.

We realized financial loss of $647,532 for the three months ended May 31, 2021, compared to incurring financial loss of $35,161 for the three months ended May 31, 2020. The increase in financial expense was mainly attributable to a convertible loan valuation expenses of $612,421 and other finance expenses of $29,000 .. As a result, the net loss was $1,323,775 for the three months ended May 31, 2021, compared to a net loss of $725,675 for the three months ended May 31, 2020.

Net Loss

Net loss was $1,323,775 compared to net loss $725,675 for the three months ended May 31, 2021, for the reasons noted supra.

For the nine Months Ended May 31, 2021 and 2020

Revenues

We haven’t received income from licensing agreements in the form of royalties during the nine months ended May 31, 2021, compared to $4,950 received for the nine months ended May 31, 2020. The reason for the decrease in revenues is due to a termination of the royalties agreement.

Operating Expenses

For the nine months ended May 31, 2021, our total operating expenses were $2,003,853 compared to $2,377,688 for the nine months ended May 31, 2020, resulting in an decrease of $373,835. The decrease is attributable to a total decrease of $393,832 in general administration, and sales and marketing expenses and partially offset by an increase of $19,997 in research and development expenses.

We realized financial loss of $705,412 for the nine months ended May 31, 2021, compared to financial income of $4,362,998 for the nine months ended May 31, 2020. The decrease in financial expense was mainly attributable to exchange differences in total of $32,260 and a convertible loan valuation expenses of $612,421 and other finance expenses of $59,000, offset by a capital gain of $195,968 from and held for trading revaluation . As a result, the net loss was $2,513,297 for the nine months ended May 31, 2021, compared to a net income of $6,735,736 for the three months ended May 31, 2020.

Net loss

Net loss was $2,513,297 compared to net income of $6,735,736 for the nine months ended May 31, 2021 and May 31, 2020, for the reasons explained supra.

Other comprehensive profit

We incurred another comprehensive gain of $1,004,635 for the nine months ended May 31, 2021. The gain was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Seedo and Wizepharma, in the total amount of $2,982,638 As a result; the total comprehensive gain was $8,632,667 for the nine months ended May 31, 2021.

Liquidity and Capital Resources

Overview

As of May 31, 2021, we had $1,968,291 in cash compared to $777,611 on August 31, 2020. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the nine Months Ended May 31, 2021 compared to the nine Months Ended May 31, 2020

We used cash in operations of $1,911,094 for the nine months ended May 31, 2021 compared to cash used in operations of $2,060,996 for the nine months ended May 31, 2020. The negative cash flow from operating activities for the nine months ended May 31, 2021 is primarily attributable to the Company's net loss from operations of $2,513,297, offset by depreciation of $169,953, a decrease in accounts payables and accrued liabilities of $38,001, an increase of $6,326 in account receivables and prepaid expenses, convertible loan valuation of $612,241 , capital gain of $195,953 and stock issued for services in a total of $60,124.

We had cash flow from investing activities of$645,025 during the nine months ended May 31, 2021, compared to cash flowfrom investing activities of $2,152,643 for the nine months ended May 31, 2020. The cash flow from investing activities is due to the Company’s Realization of Wize Pharma Inc shares of$645,968 and its purchase of fixed assets in the aggregate amount of$943.

We had cash flow from financing activities of $2,456,750 during the nine months ended May 31, 2021, compared to none for the nine months ended May 31, 2020. The reason for the increase in cash flow from financing activities is due to the Company’s issuance of a convertible loan.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2020, included in our Annual Report on Form 10-K as filed on November 4th, 2020, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 8th, 2020, the Company joined Cannabics Inc., our largest shareholder and affiliate in a suit against Seach Sarid Ltd., Seach Medical Group Ltd. and Shay Sarid in Tel Aviv, Israel. This suit was brought by the Company as it believes the defendants pursued certain business arrangements which rightfully inured to the Company. Said litigation is ongoing and currently in Court appointed arbitration. The Company shall vigorously protect and pursue what it believes to be the rights of the Company and its shareholders.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

During the Quarter ending May 31, 2021, the Company issued a total of 125,000 common shares to two consultants pursuant to their consulting agreement with the company.

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

Cannabics Pharmaceuticals Inc.

Date: July 14, 2021	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2021	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

