Form 10-K
period 2021-08-31
Cannabics Pharmaceuticals Inc.
filed 2021-11-29
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

On August 31st, 2021, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,170,292, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $1.02. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of November 15th, 2021, the registrant had 148,661,247 shares of its Common Stock, $0.0001 par value, outstanding.

i

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, and “CNBX” means Cannabics Pharmaceuticals Inc., unless otherwise indicated.

ii

PART I

Item 1. Description of Business

CANNABICS PHARMACEUTICALS, INC. is based in Bethesda, Maryland, and is dedicated to the development of cannabinoid-based treatments and therapies for treatment of cancer. The Company’s main focus is leveraging its unique High Throughput Screening and bioinformatic platform for drug discovery activities and development of new drug candidates such as RCC-33, the Company’s lead drug candidate under development for the treatment of colorectal cancer.

Historically we were previously an exploration stage mining company which transitioned into a bio-tech company in 2014.

Our corporate address is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814; Telephone (877) 424-2429.

The Company was previously engaged in the oil and gas exploration business. On April 29th, 2014, the Company began a new direction and the majority of the Shareholders of the Company elected the Board of Directors and renamed the Company Cannabics Pharmaceuticals Inc. The Company’s R&D is conducted in a Government licensed lab facility in Israel with the focus of development of cannabinoid-based therapies, medications and administration routes for treatment of cancer.

History:

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

On July 24, 2014, the Company executed a Collaboration Agreement with Cannabics Inc. (“Cannabics”), a Delaware corporation and largest shareholder of the Company. Per the terms of the Agreement, the Company issued 18,239,594 shares of its common stock to acquire the entire institutional knowledge of Cannabics, Inc., which primarily consists of in-process Research & Development technology, the cumulative result of its years of scientific institutional knowledge in the fields of Molecular Biology, Cancer and Pharmacology research. Additionally, Cannabics tendered $150,000 to the Company specifically earmarked as working funds towards prospective projects of the Company. Per the Agreement, from that day forth they have carried forward their research and development as part of, and for the exclusive benefit of the Company, which initial findings have now branched out into new and divergent discoveries.

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

On August 20th, 2020, the Company announced the creation of a new Division for its Anti-Tumor drug candidate RCC-33, for the treatment of colorectal cancer. The emanates from the Company’s focus on a clinical validation path, including in-vivo experiments, collaborations with key medical centers, and the preparation of a product dossier with which the company plans to schedule a Pre IND-Meeting with the U.S. Food and Drug Administration (the “FDA”).

On October 18th, 2021, the Company filed 2 new Provisional Patent applications on Compositions and Methods for treating cancer, including colorectal cancer and early intervention therapy for colorectal cancer patients.

Our Business:

Company Overview

We are a pre-clinical-stage, platform technology biopharmaceutical company which has developed proprietary innovative medicines in areas of significant unmet medical needs in oncology, with a current focus on colorectal cancer ("CRC"). Our drug candidate under development for colon cancer is RCC-33, a first-in-class therapy being developed primarily in two settings: one to reduce tumor cell activity in colon cancer patients as a standalone in neoadjuvant treatment or "window of opportunity" at the time after colonoscopy, prior to cancer staging; and another for patients with refractory to therapy and adjuvant to surgery also at the time after colonoscopy. The Company hopes to start first in human Phase I/II clinical trials in 2022. Neoadjuvant treatment is the administration of a therapy before the surgical treatment to improve patient outcome, and our business strategy is to advance our programs through clinical studies including with partners, and to opportunistically add programs in areas of high unmet medical needs through acquisition, collaboration, or internal development.

1. General:

Cannabics Pharmaceuticals Inc. is an early-stage pharmaceutical company primarily focused on the development of novel oncological therapies. The company is currently preparing to launch its first in human Phase I/II (a) clinical study in 2022, for the evaluation of its lead drug candidate RCC-33 for the treatment of colorectal cancer. The company’s activities are centered around the company’s biological laboratory facilities located in Rehovot Israel, where our scientific team leads the company’s research and development efforts.

Our company’s core activities consist of:

•	Drug Discovery: development of novel molecular formulations and drug candidates;
•	Intellectual Property: filing of corresponding IP to protect our products; and
•	Regulatory Affairs: initiation of the regulatory pathway for each drug candidate in our development pipeline

Our current business model is to undertake an FDA regulatory pathway for each of the new drug candidates under IND (Investigational New Drug) classification and complete a successful Phase I/II(a) clinical study (toxicity and proof of concept in humans). In reaching this milestone, where an initial feasibility in humans was demonstrated, the company will have gained several commercial opportunities for capitalizing on each such product candidate, including entering into commercial agreements with larger pharma corporations. Accordingly, our company does not engage in any manufacturing, distribution, or sales of products, nor is it foreseeable to expect that we will in the near future.

2. Development pipeline:

2.1. RCC-33: colorectal cancer treatment drug candidate:

Our flagship product under development, RCC-33, is an antitumor drug candidate for the treatment of colorectal cancer, which is the 3rd most diagnosed and 2nd most lethal of all cancers, with approximately 2M new cases being diagnosed annually worldwide and a current market estimated at $12B, and which is expected to reach $17B by 2027.

The RCC-33 proprietary formula consists of a specific synthetic cannabinoid molecular composition that has demonstrated the potential to reduce colorectal cancer tumor volume by over 30% in repeated in-vivo studies performed.

Overview

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

Immunotherapy uses the body’s own immune system to kill cancer cells. There are already several FDA-approved immunotherapy options for CRC, such as pembrolizumab (Keytruda®), nivolumab (Opdivo®), and ipilimumab (Yervoy®). Many immunotherapies that have shown promise in addressing other types of cancer are also being tested for CRC. While immunotherapy has had some encouraging results, significant limitations remain. Its efficacy is often unpredictable, and the treatment can lead to the body becoming resistant or result in off-target toxicities where the body’s immune system attacks healthy tissue. Immunotherapy may take longer than other protocols and it is substantially more expensive than classical treatments (Source: Pharmacy & Therapeutics, 2017;42(8):514-521).

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

Preclinical Studies

We plan to conduct non-clinical safety studies following Good Laboratory Practice (GLP) to evaluate the systemic and local toxicity of escalating doses of RCC-33 and establish dosing parameters. The results of these preclinical studies, which are expected in the second quarter of 2022, will guide our planned Phase I/II(a) clinical trial. The non-clinical requirements to support the development program will be verified with the FDA at a pre-IND meeting. Such studies may include repeated dose toxicity studies, male and female fertility studies, embryofetal development studies, animal abuse related studies, pharmacokinetics studies, drug-drug interaction studies, and others.

Clinical Trials

We plan to evaluate the safety, tolerability, and pharmacokinetic properties of RCC-33 in a Phase I/II(a) ascending dose clinical trial in CRC patients, commencing in the first quarter 2023. The clinical trial will examine the tolerability, pharmacokinetics, pharmacodynamics, and efficacy of multiple doses of RCC-33 in CRC patients. We are currently identifying potential contract research organizations and clinical trial centers to conduct the Phase I/II(a) human proof of concept study, which is estimated to cost $6,500,000. As of the date of this filing, however, the Company does not have sufficient funds to complete the Phase I/II(a) study.

Subject to the results from our Phase I trials, we plan to submit an IND to the FDA for RCC-33 with the clinical protocol for a Phase II double-blind placebo controlled clinical trial evaluating RCC-33 in patients with CRC at various dosing levels versus placebo. The outcomes from the planned Phase II human proof of concept trial will inform our decision regarding further steps in the clinical development of RCC-33.

Our Pipeline:

In addition to RCC-33, our colorectal cancer treatment drug candidate, the company has several other drug candidates under development, including PLP-33 for the local treatment of Lateral Spreading, or Sessile, colorectal polyps during colonoscopy, BRST-33 for the treatment of breast cancer, MLN-33 for the treatment of Melanoma and PRST-33 for the treatment of prostate cancer. These additional drug candidates are in the early stage of development and the company expects to complete the in-vivo research for each product by end of 2022. (see Fig. 1). Further to that, and based on the company’s drug discovery expertise and facilities, the company has recently begun initial drug discovery efforts for using psychedelic inspired molecules in the field of neuropsychiatric diseases, and is currently evaluating the development of two such drug candidates Np-01 and NP-02. (see Fig. 1)

Fig. 1

2.2.  Product lines currently not actively developed:

The company has several product lines that are currently not being actively developed following company’s decision to focus its resources and attention exclusively on the development of its FDA route drug candidates described above. The product lines not actively developed include:

Cannbics SR (alleviate) for the treatment of cancer related anorexia-cachexia syndrome (CACS)

Cannabics SR is a lipid-based capsule containing a standardized formulation of cannabinoids that we are developing as a product candidate for the treatment of cancer anorexia-cachexia syndrome (“CACS”).

Cannabics CDx (evaluate) Drug Sensitivity Test

Cannabics CDx is an ex-vivo drug sensitivity test under development to provide healthcare providers with clinical decision support data from which they can identify, for a particular cancer patient undergoing cannabinoid therapy, which cannabinoids or cannabinoid combinations may have the most beneficial anti-cancer effects, and which cannabinoids may be contraindicated.

Both Cannabics SR and Cannabics CDx are products that are still in the development phase. The company’s decision to not actively develop these products at this time is driven primarily by the company’s decision to focus its resources and attention on the development of company’s cancer treatment drug candidates, and the initial evaluation of potential neuropsychiatric indications as per the development pipeline outlined in Fig1.

Company may revisit this decision at a later stage after launching the first in human clinical studies for the validation of its colorectal cancer treatment drug candidate RCC-33.

3.       Market opportunity for cancer treatment drug candidates:

3.1.  Neoadjuvant therapy:

According to the National Cancer Institute, Neoadjuvant Therapy is a "treatment given as a first step to shrink a tumor before the main treatment, which is usually surgery”.

Limitations:

•	Mild to severe side effects
•	Suppressed immune system
•	Potential resistance of tumor residues to postoperative chemotherapy *

* “nCRT increases ITGH and may result in the expansion of resistant tumor cell populations in residual tumors”.

Frontiers in Oncology. 2019

The Effects of Neoadjuvant Chemoradiation in Locally Advanced Rectal Cancer—The Impact in Intratumoral Heterogeneity.

3.1.1    Neoadjuvant therapy in rectal cancer

Neoadjuvant chemoradiotherapy has become the standard treatment for locally advanced rectal cancer. Neoadjuvant chemoradiotherapy not only can reduce tumor size and recurrence, but also increase the tumor resection rate and anus retention rate with very slight side effect. Comparing with preoperative chemotherapy, preoperative chemoradiotherapy can further reduce the local recurrence rate and downstage. Middle and low rectal cancers can benefit more from neoadjuvant chemradiotherapy than high rectal cancer.

3.1.2    Neoadjuvant therapy in breast cancer

In early breast cancer, surgery is the mainstay of curative treatment. Complementary local radiotherapy and systemic - adjuvant endocrine therapy or chemotherapy treatments are associated with the aim of reducing the risk of relapse according to the clinicopathological characteristics of the tumor. However, the possibility of administering these therapies prior to surgery in neoadjuvant setting offers several advantages:

•	reduction in tumor size to improve respectability,
•	increased rate of conservative surgery improving esthetic results,
•	reduction in the extent of axillary surgery,
•	early treatment of micrometastatic disease

Fig 1. Asco Guidelines for neoadjuvant therapy in breast cancer

According to ASCO guidelines most of the patients are eligible for neoadjuvant chemotherapy and are the end consumers of BRST-33, while the current treatment regimen negates severe side effects.

Side effects and risks of standard of care:

•	nausea or vomiting
•	hair loss
•	nail or skin changes
•	appetite loss
•	weight changes
•	diarrhea or constipation
•	mouth sores
•	fatigue

3.2.  Cannabinoid Neoadjuvant Therapy

For some time now, the FDA has promoted clinical studies on Cannabinoids as a growing range of stakeholders has expressed interest in development of drugs that contain cannabis and compounds found in cannabis. Recent legislative changes have also opened new opportunities for medical cannabis clinical research. As this body of research progresses and grows, the FDA is working to support drug development in this emerging scientific arena.

RCC-33 & BRST-33 – Potential safe drugs improving rectal and breast cancer neoadjuvant standard of care

RCC-33 & BRST-33 anticipated advantage over standard of care:

•	Non-Suppressed immune system
•	potential low toxicity which is even more important in neoadjuvant treatment since patients will suffer less side effects. Since the two drug candidates are based on two natural molecules (cannabinoids) found in the Cannabis plant, the safety of the molecules in the short and long run is potentially lower. Not like in a new drug entity in which toxicity could not be predicted.
•	Overcoming Potential resistance of tumor residues to postoperative chemotherapy

4.   Outsourced GMP manufacturing and commercial operation:

4.1.  Outsourced GMP manufacturing

Our current position is that all of our Chemistry Manufacturing and Controls (CMC) required for the approval process of our drug candidates is to be outsourced. The RCC-33 formulation, as well as all additional drug candidates in our pipeline, while inspired by natural molecules, could consist only of formulations made from chemically synthesized molecules, or APIs (Active Pharmaceutical Ingredients). Our Company is not engaged in the development of any botanical or botanically based product/s. Additionally, in view of our upcoming submission of a pre-IND meeting request with the FDA, the Company has entered an agreement with Purisys, a supplier of GMP (Good Manufacturing Practice) grade APIs suited for Clinical Stage Products. Purisys is a large and long-established US corporation with a long track record of working with the FDA. Accordingly, under said agreement, Purisys will also support CNBX throughout an IND filing process, including providing all necessary and related information concerning CMC in the form of a comprehensive technical package to be presented to the FDA. APIs supplied under said agreement will be used by Company in Phase I/II (a) clinical studies that it is planning to launch in 2022.

4.2.  Commercial Operations

We have not established a sales, marketing, or product distribution infrastructure. We plan to commercialize any drugs we develop through licensing arrangements and strategic partnerships with established companies in the pharmaceutical industry having strong marketing capabilities and distribution networks. We generally intend to advance our drug candidates through Phase I and Phase II clinical trials as appropriate in order to establish their clinical and commercial potential before negotiating the terms of any licensing or collaboration. We believe that this approach will achieve the fullest marketing and distribution potential of any drugs or other products that we may develop in the short term.

5.       Core activities:

5.1.  Drug Discovery

Conduct all screening and pre-clinical research at in-house state of the art laboratory facilities

Our Research and Development:

To address these problems and improve clinical outcomes, Cannabics focuses on the development of diagnostics that monitor cancer progression and cannabinoid-cancer sensitivity tests to tailor treatment of cancer with cannabinoid medicine. Utilizing novel High-Throughput Screening (HTS) methods to perform studies on cancer cell lines and on circulating tumor cells (CTC) derived from cannabis medicated patients.

We aim to treat a wide scope of cancers both as the main treatment and as a conjugate to conventional chemotherapy. We believe a significant need remains for novel drugs for patients who do not respond to existing therapies or for whom these therapies bear undesirable side effects. We recognize the potential therapeutic applications of the synergistic effects of these active compounds thus building the methodology and procedures that decipher specific ratios of active compounds in regard to their antitumor activity.

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

Our core technology is a continuously evolving bioinformatics platform that utilizes high-throughput screening technology, advanced data analytics, and proprietary methodologies to rapidly examine the physiologic effect of multiple cannabinoid compounds on tumor cells. This technology enables us to screen thousands of cannabinoid combinations, generating multiple datasets on the anti-tumor properties of different cannabinoid formulations and ratios. We conduct a broad range of preclinical research on cannabinoids through our bioinformatics platform, which informs the development of our product drug candidates.

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

5.2.  Intellectual Property

Expand and protect the technology, inventions, and trade secrets that are critical for business development.

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

The Company’s current patent applications:

Title	Application Type	Country	Status	Filing Date
System and Method for High-throughput Screening of Cancer Cells	Utility patent application (national Phase)	United States	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application	China	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application	Japan	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application	Canada	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application	India	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent	Israel	Granted	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application	Australia	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Regional Patent	Europe	Granted Validated in: France, Germany, Great Britain, Italy, Liechtenstein Netherlands, Switzerland	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Regional Patent application	Europe	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application	Brazil	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent	Mexico	Granted	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent	South Africa	Granted	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application	Hong Kong	Pending	04/05/2016
Cannabinoid Compositions, Methods of Manufacture and Use Thereof	Patent application	Israel	Pending	24/02/2016
Cannabinoid Compositions, Methods of Manufacture and Use Thereof	Utility patent application	United States	Pending	23/02/2017
Cannabinoid Compositions, Methods of Manufacture and Use Thereof	Patent application	Canada	Pending	23/02/2017
Method for Sensitivity Testing of Cannabinoids on Patient-Derived Tumor Biopsies and CTCs	National Phase Patent Application	Israel	Pending	02/01/2018
Method for Sensitivity Testing of Cannabinoids on Patient-Derived Tumor Biopsies and CTCs	National Phase Patent	United States	Pending	02/01/2018

Method for Sensitivity Testing of Cannabinoids on Patient-Derived Tumor Biopsies and CTCs	National Phase Patent	Canada	Pending	02/01/2018
Novel System and Method for Microbiome Profiling and Modulation by Means of Cannabis Administration	Utility patent application	United States	Pending	07/11/2018
Composition and method for treating cancer with cannabinoids	PCT International patent application	WIPO	Pending	13/04/2021

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

5.3.  Scientific Advisory Board:

The development of our drug candidates is taking place with the close guidance and support of our clinical advisory team consisting of world-renowned experts, including doctors and scientists with specific expertise in the fields of cancer research, cancer treatment, Oncology, Hematology, Melanoma, Gastroenterology, AI and FDA regulation. Our team of experts is highly qualified and respected worldwide, some members having numerous publications in their respected names, including in high authority peer reviewed publications such as The New England Journal of Medicine and Nature, to name only a few.

Prof. Caroline Robert (MD)

Prof. Caroline Robert, M.D., Ph.D., is a world-renowned expert on Melanoma and is Head of the Dermatology Unit at Institut Gustave Roussy in Paris, France. She is also co-Director of the Melanoma Research Unit at INSERM 981 Paris-Sud University. Prof. Robert is the former Chair of the Melanoma group of the European Organization for the Research and Treatment of Cancer (EORTC), and is currently a Board member of the European Association of Onco-Dermatology (EADO), the European Society of Medical Oncology (ESMO), the European Association of Dermato-Venereology (EADV) the French Society of Dermatology and Venereology (SFD), the American Society of Oncology (ASCO) and the American Association of Clinical Research (AACR).

Prof. Amos Toren (MD)

Prof. Amos Toren is the Director of Pediatric Hemato-Oncology and BMT Department at the Sheba Medical Center since 2001 and a Professor in the division of Hematology, Sackler School of Medicine Tel-Aviv University. Prof. Toren is a specialist in Pediatrics, General Hematology and Pediatric Hemato-Oncology. He also has a PhD degree in genetics and qualified as a Master of Health Administration (MHA) at the Recannati Business School, Tel-Aviv University. Professor Toren runs numerous clinical studies, investigator initiated, company initiated, unicenter as well as multicenter. Prof. Amos Toren is the Director of Pediatric Hemato- Oncology and BMT department at the Sheba Medical Center since 2001 and a Professor in the division of Hematology, Sackler school of medicine tel-aviv university.

Prof. Zamir Halpern (MD)

Prof. Halpern, is a senior physician at the Gastroenterology Institute of the Sourasky Medical Center in Tel-Aviv, Israel, and current Chairman of the National Gastro Nutrition and Liver Diseases Council at the Israeli Ministry of Health. He has also served as Chairman of the Israeli Association of the Study of Liver, Chairman of the Israeli Gastroenterology Association and Chairman of the National Council for Food and Agriculture. Prof. Halpern, Senior Physician at the Gastroenterology institute in the Sourasky Medical Center in Tel-Aviv, Israel.

Prof. Noam Shomron (Ph.D.)

Professor Noam Shomron is passionate about using basic science to advance better healthcare. Professor Shomron heads the Functional Genomic Team at the Faculty of Medicine at Tel Aviv University, after training at MIT. Dr. Shomron leads a multidisciplinary team of scientists which develops computational methods for parsing big data in the bio-medical field using Artificial Intelligence. Shomron has over 30 patents and has published nearly 200 peer-reviewed publications on multiple genomic fields including medicine, agriculture, and business.

Dr. Sigal Tavor (MD)

Dr. Tavor currently serves as a Senior Physician at the Hemato Oncology Institute, Assuta Medical Center, Tel-Aviv, Israel. Dr. Tavor currently conducts gene Therapy research at the Weizmann Institute, Israel. Dr. Tavor is the former Acting Head of tthe Leukemia Unit, Department of Hematology and Bone Marrow Transplantation, Sourasky Medical Center, Tel Aviv. Dr. Tavor has two postdoctoral fellowships, at the Department of Hematology and Oncology, University of California Los Angeles, CA, and at the Department of Immunology, Weizmann Institute, Israel. Dr. Tavor has published extensively on Leukemia in peer reviewed journals and is a member of the Israel Society of Hematology and Blood Transfusion, the European Hematology Association (EHA), the American Society of Hematology (ASH), and the European Leukemia Network (ELN).

Dr. Yonina Tova (MD)

Dr. Yonina Tova (MD) is an internationally recognized Radiation Oncologist, certified by the American Board of Radiology (ABR), and currently serves as Director of the Radiotherapy Institute at Ziv Hospital in Israel. Dr. Tova obtained her Medical Degree from the College of Medicine, University of Illinoi, Chicago, in 1986, and specializes in treating cancer with radiation, using radiation therapy to treat a wide variety of cancers.

Dr. Erez Scapa (MD)

Dr. Scapa earned his M.D. in 2000 at the Technion Institute of Technology in Haifa, Israel, cum laude. He later held a Research Fellowship in Hepatology at the Brigham and Women's Hospital, Harvard University, Boston, Massachusetts, as well as a fellowship in Endoscopic Submucosal Dissection at the NTT Medical Center in Tokyo, Japan. He is an expert in invasive endoscopy and has extensive experience in preforming colonoscopies and gastroscopies. He is proficient in both diagnostic as well as invasive endoscopic ultrasound and has served as the head of the Endoscopic Submucosal Dissection program in Tel-Aviv Sourasky Medical Center since 2019. Dr. Scapa is a Senior Physician at the Gastroenterology institute in the Sourasky Medical Center in Tel-Aviv, Israel, who completed a Research Fellowship in Hepatology at the Brigham and Women’s Hospital, Harvard University.

Dr. Ilan Hochman, VP R&D

Dr. Hochman holds a PhD in cancer Immunology from the Sackler School of Medicine, Tel Aviv University. Dr. Hochman brings more than 20 years of experience in versatile R&D leadership and management positions in Innovative biotechnology and startup companies.

Dr. Lior Eshdat, VP IP

Dr. Eshdat holds a Ph.D. in organic chemistry and brings over 14 years of experience in intellectual property practice. Before he became an Israeli Patent Attorney Dr. Eshdat held a post-doctoral research fellowship at the University of Boulder and was a senior chemist in Dynamic Organic Light which developed OLED display technologies in Colorado.

Dr. Dana Ben-Ami Shor (MD)

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

Dr. Sigalit Arieli Portnoy (Ph.D.)

A Senior Advisor in the field of Regulation, Validation and Quality. Dr. Sigalit Ariely-Portnoy has over 17 years’ experience in the pharmaceutical industry. During this time, she has managed pharmaceutical and chemical plants at Taro pharmaceutical industries Ltd as Operation Group Vice president and in Teva Pharmaceutical industries Ltd as Kfar-Saba OSD plant manager. Dr. Ariely-Portnoy managed Teva's largest plant worldwide (9 billion tablets per annum and more than $2B revenues). During her career, she led more than 50 inspections by the US FDA, EMEA, Israeli MOH, and others. Dr. Ariely-Portnoy spearheaded the construction of a 200,000 sq ft pharmaceutical plant, several chemical plants and bio-warehouses, as well as many significant plant expansions for manufacturers of semisolids, liquids and oral solid dosage forms. Between the years 2003-2006, Dr. Ariely-Portnoy was the president of the Israel chapter of the PDA (Parenteral Drug Association). For the last 5 years, Dr. Ariely-Portnoy manages Gsap, a company which consults pharmaceutical, medical device and biotechnology companies in several major fields, including innovative product development, regulation, establishing quality systems and validation services. Dr. Ariely-Portnoy received her B.Sc., M.Sc., and D.Sc. from the Technion Institute of Technology in Haifa, Israel, in the fields of Chemical Engineering and Biomedical Engineering. Dr. Sigalit Ariely-Portnoy has vast experience in the pharmaceutical industry and managed pharmaceutical and chemical plants at Taro Pharmaceutical Industries LTD as Operation Group Vice President and in Teva Pharmaceutical industries LTD as OSD plant manager.

6.  Competition

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

7.  Competitive Factors

The Pharmaceutical industry is highly competitive and we will be competing with many other and better financed companies. We are an early-stage pharmaceutical company, with relatively deminimis cash flow. We compete with other early stage bio-tech and pharmaceutical companies for financing from a limited number of investors that are prepared to make investments in early stage development companies. The presence of competing early-stage pharmaceutical companies may impact on our ability to raise additional capital in order to fund our research and development if investors are of the view that investments in competitors are more attractive based on their subjective analysis of our company, the general market conditions and the price of the investment offered to investors.

8.  Regulations

Cannabics Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not produce, manufacture or provide any product in any location. We are duly licensed by the Israeli Health Ministry for our research in Israel. Beyond the Israeli Health Ministry (by whom we are licensed) and the FDA regulatory pathway for our drug candidates as described above, we are not under the aegis of any Federal or State regulatory scheme as we have no manufacturing activity. Any licensee whom we engage must be duly licensed and certified according to all pertinent local government regulations in their jurisdiction. The Company is exploring drug development within approved laboratory clinical trial settings conducted within approved regulatory frameworks. Should any prescription drug product be developed by the Company, such drug product will not be commercialized prior to receipt of applicable regulatory approval, which will only be granted if clinical evidence of safety and efficacy for the intended use(s) is successfully developed.

United States

In the U.S., the FDA and other federal, state, local and foreign regulatory agencies impose substantial requirements upon the clinical development, approval, labeling, manufacture, marketing and distribution of drug products. These agencies regulate, among other things, research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of any prescription drug product candidates or commercial products. The regulatory approval process is generally lengthy and expensive, with no guarantee of a positive result. Moreover, failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, injunctive relief including partial or total suspension of production, or withdrawal of a product from the market.

Cannabis (other than hemp) is strictly controlled under the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”) as a Schedule I substance. Schedule I substances by definition have no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision, and a high potential for abuse. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. Anyone wishing to conduct research on substances listed in Schedule I under the CSA must register with the U.S. Drug Enforcement Administration (the “DEA”), and obtain DEA approval of the research proposal. For any product containing cannabis to be available for commercial marketing in the United States, cannabis must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance.

The process required before a prescription drug product candidate may be marketed in the United States generally involves:

•	completion of extensive non-clinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory, Good Clinical and/or Manufacturing Practice regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an institutional review board or independent ethics committee at each clinical trial site before each trial may be initiated;
•	for some products, performance of adequate and well-controlled human clinical trials in accordance with the FDA’s regulations, including Good Clinical Practices, to establish the safety and efficacy of the prescription drug product candidate for each proposed indication;
•	submission to the FDA of a New Drug Application (“NDA”);
•	Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity; and
•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and the Company cannot be certain that any approvals for its prescription drug product candidates will be granted on a timely basis, if at all.

Non-clinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals and other animal studies. The results of non-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. Some non-clinical testing may continue even after an IND is submitted. The IND also includes one or more protocols for the initial clinical trial or trials and an investigator’s brochure. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to the proposed clinical trials as outlined in the IND and places the clinical trial on a clinical hold. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns or questions before any clinical trials can begin. Clinical trial holds also may be imposed at any time before or during studies due to safety concerns or non-compliance with regulatory requirements.

An independent institutional review board, at each of the clinical centers proposing to conduct the clinical trial, must review and approve the plan for any clinical trial before it commences at that center. An independent institutional review board considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The independent institutional review board also approves the consent form signed by the trial participants and must monitor the study until completed. The FDA, the independent institutional review board, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In general in Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. The FDA may, however, determine that a drug is effective based on one clinical study plus confirmatory evidence. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval in order to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months are added to standard and priority NDAs for a new molecular entity, or NME.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current GMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either a n approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two to six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The FDA offers a number of regulatory mechanisms that provide expedited or accelerated approval procedures for selected drugs and indications which are designed to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These include programs such as Breakthrough Therapy designations, Fast Track designations, Priority Review and Accelerated Approval, which the Company may need to rely upon in order to receive timely approval or to be competitive.

The Company may plan to seek orphan drug designation for certain indications qualified for such designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the U.S., is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the development, review and approval process. However, this designation provides an exemption from marketing and authorization fees.

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, and complying with promotion and advertising requirements. The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including phase IV clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including current Good Manufacturing Practices, which impose certain procedural and documentation requirements. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a risk evaluation and mitigation strategy.

Controlled Substances

The CSA and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s). For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics.

For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

Individual U.S. states also establish and maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on the Company’s business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

9.  Employees

As of August 31, 2021, the Company had ten employees, two of which were our Directors Gabriel Yariv and Eyal Barad, which along with our counsel and CFO were given monthly salaries. Aside from counsel, all employees reside in Israel.

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

We are an early-stage biotechnology company and have not generated any significant revenue since we commenced our present operations in April 2014. At the present time, Cannabics SR is the only product that we have commercialized. To date, we have financed our operations primarily through private placements of common stock, warrants, and direct equity investments. As we continue our research and development of cannabinoid-based diagnostics, our expenses are expected to increase significantly. Accordingly, we will need to generate significant revenue to achieve profitability. Even as we begin to commercialize our technologies, we expect our losses to continue as a result of ongoing research and development expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with product development and commercialization efforts, we are unable to predict at what stage the Company will become profitable. We may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected, and the market value of our common stock will decline.

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

We have not received regulatory approval from the FDA to market any diagnostics or therapeutics based on botanical cannabinoids. The FDA has approved Epidiolex (CBD) oral solution for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified drug substance derived from cannabis. The FDA has also approved two drugs that contain a synthetic substance that acts similarly to cannabis compounds but is not present in the cannabis plant.

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

As a company with a class of securities registered under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act. With the exception of our CFO, Uri Ben-Or, our management team lacks significant public company experience, which could impair our ability to comply with these legal, accounting, and regulatory requirements. Such responsibilities include complying with securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately respond to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 31, 2021, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

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

At August 31, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, our disclosure controls and procedures were effective as of that date. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as of August 31, 2020.

Since that time, we have implemented a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, "Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. Remediation measures include adding additional resources in our finance function, addition of qualified financial professionals and formation of our Audit Committee. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2022. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

We are a biotechnology company focused on the research and development of cannabinoid-based diagnostics, anti-cancer pharmaceuticals and palliative therapies. The commercial viability of our products and technologies in the United States depends, in part, on state laws and regulations; however, Cannabis remains illegal under US federal law.

The United States federal government regulates drugs through the Controlled Substances Act of 1970 (the “CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas, security requirements and criteria for importation imposed by the United States Drug Enforcement Administration (the “DEA”). Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Currently, thirty-seven U.S. states and the District of Columbia allow the use of medical cannabis. Eighteen states and the District of Columbia also allow its recreational use. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis pre-empts state laws that legalize its use.

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. While the Rohrabacher-Farr Amendment has been included as a rider to the Consolidated Appropriations Acts every year since 2014, there can be no assurances that the Rohrabacher-Farr Amendment will be included in future appropriations bills or budget resolutions. The federal government could at any time change its enforcement priorities against the cannabis industry. We do not grow or distribute cannabis, but our current and planned business operations may involve licensing cannabinoid-based products and technology. Any change in enforcement priorities could render such operations unprofitable or even prohibit such operations.

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

The market price of our common stock has been highly volatile. Between September 1st, 2020, and August 31st, 2021, the sales price of our stock on the OTCQB ranged from a low of $0.16 per share to a high of $0.45 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of August 31, 2021, Cannabics Inc., a Delaware corporation owns 58.5% of our common stock. Our three Directors are also holders of shares in Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Bethesda, Maryland and are sufficient for the time being. These offices are let to us by our attorney free of charge. We lease the property of our laboratory in Rehovot, Israel for 2 years, with an additional 2 years extension option period, and pay $6,500- per month. To the report date the company exercise her option for the first year extension period.

We lease the property of our office in Tel Aviv, the monthly lease is $3,500-, with an option for an additional two years.

Item 3. Legal Proceedings

On March 8th, 2020, the Company joined Cannabics Inc., our largest shareholder and affiliate in a suit against Seach Sarid Ltd., Seach Medical Group Ltd. and Shay Sarid in Tel Aviv, Israel. This suit was brought by the Company as it believes the defendants pursued certain business arrangements which rightfully inured to the Company. Said litigation is ongoing and currently in arbitration. The Company shall vigorously protect and pursue what it believes to be the rights of the Company and its shareholders.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "CNBX". As of November 28th, 2021, the Company’s common stock was held by 76 shareholders of record, which does not include shares that are held in street or nominee name.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On November 15th, 2021, the shareholders' list of our shares of common stock showed 76 registered holders of our shares of common stock and 148,661,247 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, which as of last quarter was in excess of 35,000.

Issuer Purchases of Equity Securities

During the years ended August 31, 2021, and August 31, 2020, there were no repurchases of the Company’s common stock by the Company.

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

Anti-Takeover Provisions Under the Nevada Revised Statutes

Certain provisions of Nevada law, and our Articles of Incorporation and our Bylaws, each as amended and subject, where applicable as described below, our opting out of certain provisions of Nevada law, contain provisions that could make the following transactions more difficult: acquisition of us by means of a tender offer; acquisition of us by means of a proxy contest or otherwise; or removal of our incumbent officers and directors. It is possible that these provisions could make it more difficult to accomplish or could deter transactions that stockholders may otherwise consider to be in their best interest or in our best interests, including transactions that might result in a premium over the market price for our shares.

These provisions, summarized below, are expected to discourage coercive takeover practices and inadequate takeover bids. These provisions are also designed to encourage persons seeking to acquire control of us to first negotiate with our board of directors. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging these proposals because negotiation of these proposals could result in an improvement of their terms.

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

Results of Operations

Year ended August 31, 2021 compared to the year ended August 31, 2020

Revenues

We had no revenues for the year ended August 31, 2021, compared to $7,157 for the year ended August 31, 2020. The reason for the decrease in revenues is due to a termination of a previous royalties agreement.

Operating and Other Expenses

For the year ended August 31, 2021, our total operating expenses were $2,600,177 compared to $3,050,609 for the year ended August 31, 2020. The decrease is attributable mainly to sales and marketing expenses of $39,752, decrease in general and administrative of $499,751, and increase in research and development expenditures of $89,071. The decrease in the general and administrative expenses attributed mainly to the professional expenses of $340,649, Salary expenses of $77,901, Stock based compensation of $38,353and Insurance of $46,242.

The net loss for the year ended August 31, 2021, was $3,194, 447 compared to net Income of $7,467, 463 for the year ended August 31, 2020.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2021, as well as August 31, 2020, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2021, has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2021 compared to the year ended August 31, 2020

As of August 31, 2021, we had $1,386,472 cash compared to $777,611 as of August 31, 2020. The Company used cash in operations of $2,492,913 for the year ended August 31, 2021, compared to cash used in operations of $2,774,955 for the year ended August 31, 2020.

During the year ended August 31, 2021, the Company's investing earned totaled $645,968. This compares to net cash used for investing activities in the year ended August 31, 2020, in the amount of $3,286,584.  The difference reflects primarily of realized held for trading investments and purchase of fixed assets.

During the year ended August 31, 2021, the company had net cash earned from financing activities in the year ended August 31, 2021, in the amount of $2,456,750. This compares to non in the year ended August 31, 2020.

Year ended August 31, 2020 compared to the year ended August 31, 2019

Revenues

The revenues for the year ended August 31, 2020 totaled to $7,157 compared to $9,843 for the year ended August 31, 2019.

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

The net loss for the year ended August 31, 2020, was $7,467, 463 compared to net Income of $1,132,970 for the year ended August 31, 2019.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cannabics Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabics Pharmaceuticals Inc. ("the Company") as of August 31, 2021, and 2020 and the related statements of operations, changes in stockholders' deficit and cash flows, for each of the years ended August 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021, and 2020, and the results of its operations and its cash flows for each of the periods ended August 31, 2021 and 2020, in conformity with generally accepted accounting principles in the United States of America.

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

Tel - Aviv, Israel
November 25, 2021

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$1,386,472	$777,611
Prepaid expenses and other receivables	204,375	152,299
Total current assets	1,590,847	929,910

Available for sale Investment	845,218	426,522

Equipment, net	642,896	862,879

Total assets	$3,078,961	$2,219,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$177,505	$231,142
Convertible loan	871,896
Due to a related party	223,645	223,645
Total current liabilities	1,273,046	454,787

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 148,661,247 and 135,080,441 shares issued and outstanding at August 31, 2021 and August 31, 2020 respectively.	14,475	13,508
Additional paid-in capital	17,063,363	15,372,311
Issuance of warrants	3,459,510	2,784,387
Other comprehensive income	(1,905,715)	(2,774,411
Accumulated deficit	(16,825,718)	(13,631,271)
Total stockholders' equity (deficit)	1,805,915	1,764,524

Total liabilities and stockholders' equity	$3,078,961	$2,219,311

The accompanying notes are an integral part of the financial statements

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2021	2020
Net revenue	$–	$7,157

Operating expenses:
Research and development expense	1,771,533	1,682,462
Sales and marketing expenses	20,245	59,997
General and administrative expenses	808,399	1,308,150

Total operating expenses	2,600,177	3,050,609

Loss from operations	(2,600,177)	(3,043,451)
Other income
Financial (loss) income, net	(594,270)	(4,424,012

Net (loss) income	$(3,194,447)	$(7,467,464

(Loss) Profit from available for sale assets	868,696	(5,584,424

Total comprehensive (loss) income	(2,325,751)	(13,051,887

Net (loss) per share - basic and diluted:	$(0.02)	$(0.10

Weighted average number of shares outstanding - Basic and Diluted	138,519,509	134,551,721

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year Ended August 31,
	2021	2020
Cash flows from operating activities:
Net (Loss) Profit	$(3,194,447)	$(7,467,464)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	220,926	215,155
Royalties receivables valuation	–	4,363,000
Stock issued for services	33,767	72,120
Convertible loan valuation	706,862
Profit from held for trading investments	–	(105,876)
Capital Gain	(195,968)	–
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	(10,418)	132,197
Accounts payable and accrued liabilities	(53,635)	15,913
Net cash used in operating activities	(2,492,913)	(2,774,955)

Cash flows from investing activities:
Available for sale investments	645,968	–
Held for trading Investments	–	3,362,332
Acquisition of equipment	(943)	(75,748)
Net cash used in investing activities	645,025	3,286,584

Cash flows from financing activities:
Proceeds from issuance of a Convertible loan	2,456,750	–
Net cash provided by financing activities	2,456,750	–

Net increase (decrease) in cash	608,862	511,629

Cash and cash equivalents at beginning of year	777,611	265,982

Cash and cash equivalents at end of the year	$1,386,473	$777,611

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$1,340,103	$–

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in		Accumulated	Total stockholders' equity
	Shares	Amount	capital	Warrants	deficit	(deficit)
Balance, August 31, 2020	134,498,775	$13,450	$15,300,249	$2,784,387	$(6,163,807)	$14,744,292

Issuance of common stock for services	581,666	58	72,062	–	–	72,120

Other comprehensive profit	–	–	–	–	–	(5,584,424

Net loss for the year ended August 31, 2021	–	–	–	–	(7,467,464)	(7,467,464

Balance, August 31, 2021	135,080,441	$13,508	$15,372,311	$2,784,387	$(13,631,271)	$1,764,524

Issuance of common stock for services	367,143	37	75,388	–	–	75,425

Issuance of warrants	–	–	–	675,123	–	675,123

Exercise of a Convertible loan to shares of common stock.	9,300,000	930	1,615,664	–	–	1,616,594

Other comprehensive profit	–	–	–	–	–	868,696

Net loss for the year ended August 31, 2021	–	–	–	–	(3,194,447)	(3,194,447)

Balance, August 31, 2021	144,747,584	$14,475	$17,063,363	$3,459,510	$(16,825,718)	$1,805,915

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2021

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

Note 1 – Nature of Business, Presentation and Going Concern (Continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,194,447 for the year ended August 31, 2021 and has incurred cumulative losses since inception of $16,825,718. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2021 and 2020, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s U.S. bank accounts.

Equipment, net

Equipment at August 31, 2021 consists of computer equipment, office equipment and cars recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years for computer equipment, 14 years for office equipment and 7 years for cars. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $220,926 and $215,155 for the years ended August 31, 2021, and 2020, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2021, the fair values of the Company’s level 1 financial instruments are in total of $845,218. And none of level 3 investments. As of August 31, 2021, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2021.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2021, and 2020.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2021, and 2020, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2021, and 2020.

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

Note 4 – Related Party Transactions

During the year ended August 31, 2021, and August 31, 2020, the Company paid approximately of $878,781 and $595,000 as compensation to other officers and directors.

Cannabics Inc. (the parent company) balance as of August 31, 2021, and at August 31, 2020 was $223,645. The advance is due on demand and bears no interest.

Note 5 – Commitments and Contingencies

As security for its obligation under a property lease agreement, cars lease and credit cards of the Company’s subsidiary provided a bank guarantee in the amount of $50,000.

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

Common Stock

During the year ended August 31, 2021, the Company issued 367,143 shares of its common stock to 2 consultants for services rendered at a fair value of $75,425, or an average of $0.21 per share.

During the year ended August 31, 2021, the Company issued 7,300,00 shares of its common stock to an investor as a result of a convertible loan exercise in the sum of $1,199,146.

Note 7 – Warrants

1.	On September 24, 2018, as part of a securities purchase agreement the company issued 5,000,000 Warrants, to purchase common shares of the Company at $1.00 per share; said Warrants are valid for five years, expiring on August 24th, 2023.

The fair value of each warrant is approximately $0.556 and the total value of the 5,000,000 warrants is $2,784,387

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$1
Expected Volatility	102.0%
Risk Free Interest Rate	1.58%
Expected Term (years)	5
Expected Dividend Yield	0%

1.	On December 16, 2020, as part of a convertible loan agreement the company issued 5,500,000 Warrants, to purchase common shares of the Company at $0.50 per share; said Warrants are valid for three years, expiring on August 24th, 2023. The first trench was received on December 22, 2020, the second trench was received on February 2,2021 and the third trench was received on April 23, 2021, in the total sum of $2,456,750 net of issuance expenses.

The fair value of the first, second and third trenches are approximately $0.09, $0.09 and $0.1 respectively and the total value of the 5,500,000 warrants is $515,818

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.50
Expected Volatility	117.0%
Risk Free Interest Rate	0.3%
Expected Term (years)	3
Expected Dividend Yield	0%

	2021		2020		2019
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Warrants outstanding as of September 1	5,000,000	$1.00	5,300,000	$1.00	500,000	$1.00
Issued	5,500,000	$0.50	–	$–	5,300,000	$0.97
Exercised	–	$–	–	$–	–	$–
Expired	–	$–	(300,000)	$0.42	(1,000,000)	$2.00
Warrants outstanding as of August 31	10,500,000	$0.74	5,000,000	$1.00	5,300,000	$0.97

Warrants exercisable as of August 31	10,500,000	$0.74	5,000,000	$1.00	5,300,000	$0.97

The weighted average remaining contractual life for the options outstanding as of August 31, 2021, was 3 years.

Note 8 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2021, as the Company had cumulative operating losses. For the years ended August 31, 2021, and 2020, the Company incurred net losses for tax purposes of $2,229,392 and $1,114,659, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2036.

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2020 is 23%.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2020 and 2020 Budget Years), which further reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017, and to 23% effective from January 1, 2020.

As of August 31, 2021, the Subsidiary has an accumulated tax loss carry forward of approximately $7,833,000 (as of August 31, 2020, approximately $5,600,000). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2021	2020
United States statutory corporate income tax rate	21.0%	21.0%
Change in valuation allowance on deferred tax assets	-21.0%	-21.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2021	2020
US Deferred income tax assets:
Net operating loss carry forwards benefit	$1,989,899	$1,800,098
Valuation allowance	(1,989,899)	(1,800,098)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$2,336,025	$1,845,645
Valuation allowance	(2,336,025)	(1,845,645)
	$–	$–

	August 31,
	2021	2020
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$4,325,924	$3,615,744
Valuation allowance	(4,325,924)	(3,615,744)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $710,180 and decreased $1,620, 901 for the years ended August 31, 2021, and 2020, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2021 and 2020. At August 31, 2021, the Company has net operating loss carry forwards of approximately $16,825,718 which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2021, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 9 – Subsequent Events

On October 18th, 2021, the Company filed two new provisional patent applications on “Compositions and Methods for Treating Cancer”

On October 25th, 2021, the Company announced that Dr. Yonina Tova, internationally recognized radiation Oncologist, joined the Company’s Board of Advisors.

On November 4th, 2021, the Company announced that it selected Purisys to support its planned IND filings and Phase I/II (a) clinical trials. Purisys is a leading API manufacturer for GMP grade APIs required for the manufacturing of the Company’s RCC-33.

On November 16th, 2021, Mr. Sahul Yemal was appointed as an Independent Board member and member of the Audit Committee.

 The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 10 – General & administrate expenses

	For the year Ended August 31, 2021	For the year Ended August 31, 2020
Salaries and related expenses	$142,685	$220,586
Legal and professional fees	487,354	828,003
Consulting – Stock based compensation	33,767	72,120
Insurance	57,147	103,389
Other expenses	87,446	84,051
	$808,399	$1,308,150

Note 11 – Financial (Income) expenses

	For the year Ended August 31, 2021	For the year Ended August 31, 2020
Other financial expense	$59,000	$60,000
Interest and bank charges	2,391	8,134
Capital gain from selling of held for trading investments	–	(69,974)
Capital gain from selling of available for sale investment	(195,968)	–
Loss (Gain) from convertible loan valuation	706,862	–
Loss (Profit) from royalties valuation	–	4,363,000
Currency exchange differences loss (profit)	21,985	62,852
	$594,270	$4,424,012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this annual filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of August 31, 2021, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 1, 2021, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

Changes in Internal Control Over Financial Reporting

Since our previous annual report, the Company has created an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the year ended August 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error will not occur or that all control issues and instances of inaccurate entries, if any, within the Company have been detected.

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

Director Independence

The Board of Directors annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with The NASDAQ Capital Market’s (“NASDAQ’s”) listing standards for the independence of Directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our Directors is a Director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that Mr. Shaul Yemal, Mr. Gil Feiler, and Inbar Maymon are independent.

In accordance with NASDAQ requirements, our Board is comprised of a majority of independent Directors and the Compensation and Audit Committees are comprised entirely of independent Directors.

Name	Position	Age	Held Position Since
Dr. Eyal Ballan	CTO	48	April 29, 2014
Uri Ben-Or	CFO	50	November 05, 2016
Inbar Maymon	Independent Director	44	July 1, 2021
Gil Feiler	Independent Director	62	July 15, 2021
Shaul Yemal	Independent Director	73	November 16, 2021
Eyal Barad	Director, CEO	56	November 13, 2018
Gabriel Yariv	Director, Chair of Board	44	October 2, 2019

Officer Qualifications:

Dr. Eyal Ballan is a co-founder and our CTO. Dr. Ballan holds a Ph.D. in Neurophysiology, EEG, Brain Wave Analysis and Cortical Connectivity. After obtaining his Ph.D. he was an entrepreneur in the field of Biofeedback Studies and developed a Resonating Neuro-Feedback system. Dr. Ballan holds a M.Sc. from Tel-Aviv University - Magna Cum Laude - in anticancer drug development. Dr. Ballan was part of the renowned research team which developed Salirasib (Treatment for Non-Small Cell Lung Cancer). He is an expert in molecular biology, cell cultures and genomics with a focus towards identification of anticancer compounds and delivery systems to tumors. He is a member of the American Neurology Association.

Uri Ben-Or, is our CFO. Mr. Ben-Or is a licensed CPA, MBA and has More than 15 years of experience as CFO of public and private companies in the life science and Medical Device Industry. Uri has significant expertise in public Life Science companies traded on the TASE. In addition, Uri has strong finance, operation, and business development background in both startups and public global companies in the US, Europe, and Israel including developing strategic policy and guidance with respect to corporate structure and fundraising.

Eyal Barad, is a co-founder, and our Director and CEO. Mr. Barad brings over 20 years of executive managerial experience in successful technology ventures and was a pioneer in the digital publishing industry in NYC. He has a BA in Economics & International Relations from the Hebrew University in Jerusalem, and an MBA with Honors from Haifa University.

Gabriel Yariv is our Chair and brings over 20 years of successful executive experience in the medical industry. Mr. Yariv was part of the founding group of BreathID, an Oridion Medical business unit (now Medtronic) and its subsequent spinoff company, Exalenz Bioscience, which develops and manufactures advanced non-invasive diagnostic medical devices for gastrointestinal and liver conditions. Mr. Yariv also co-founded SimuTec, a medical simulation and training company in Brazil that develops and commercializes advanced personalized Virtual Reality training programs for physicians. Mr. Yariv is actively engaged in non-profit and philanthropic activities including ongoing business mentoring of entrepreneurs, founder of the Yariv Foundation for Leadership, and current member of the Friends of the Israel Museum society. Mr. Yariv holds a BA (Cum Laude) in History, Philosophy & Political science from Boston University.

Dr. Gil Feiler, is an Independent Director and sits on the Compensation Committee. Mr. Feiler is a Director of the Bank of Georgia, formerly Board member of First International Bank of Israel, advisor for the government of Ras Al Khaimah, UAE, Alumni of the US State Dept International Visitor Leadership Program, as well as known author of numerous publications on regional economics and business relations. Mr. Feiler holds a BA, master’s degree and PhD from University of Tel Aviv. Mr. Feiler is also the head of the company’s Advisory Board.

Dr. Inbar Maymon-Pomeranchik is an Independent Director and sits on both our Compensation and Audit Committees. Dr. Maymon-Pomeranchik is the founder & CEO of AgChimedes Group Ltd., a company focused on the convergence of science, innovation and investment in the field of food security; she also founded BioDiligence, a biotech investment consultancy; Executive Director of Ananda Developments Pls (UK), an investment and operational firm that targets medicinal cannabis derivatives for research and development; a Director of NRGene (Israel), a company that develops and commercializes cutting-edge AI based genomic tools, and an Advisory Board member of Avida Global Ltd. (UK/Columbia), Avida is a leading licensed producer of pharmaceutical grade cannabis extract for scientific and medical use. Dr. Maymon-Pomeranchik holds a PhD in plants science and molecular biology from the Hebrew University (2008) and a Post Doctorate from the Weizmann Institute (2010).

Shaul Yemal is an Independent Director and heads our Audit Committee. Mr. Yemal served as Senior Economist in the Division of Economic Consulting for the Ministry of Finance, Budget Division of the Minister of Finance and Manager of the Economic and Planning Division of the Ministry of Energy (Israel). Mr. Yemal was acting Chair of Financial, Auditor and Compensation Committees for numerous companies both public and private. Mr. Yemal was CEO of ICL in Santiago, Chile, Senior VP of Business Development for ISAL Amlat VC Fund and was responsible for their IPO in the Tel Aviv stock exchange; Senior VP Corporate Manager and Board Member of Oridion Medical, and catalyst for their successful IPO on the Swiss stock exchange. Mr. Yemal holds a Masters Degree in Economics from University of Rosario, Argentina.

All directors serve for terms of one year each and are subject to re-election at Annual Meeting of Shareholders, unless they earlier resign.

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

Committees of the Board

We currently maintain an Audit Committee, and Compensation Committee, which have the committee members described supra. Our two standing Committees are comprised of senior executives and independent directors who are actively involved in the disclosure process, to specify, coordinate and oversee the public disclosure of information regarding the Company, including periodic and current report filings with the SEC.

Audit Committee

The Audit Committee is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and approval, will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the board of directors in place of the Committee. Our Audit Committee is headed by Shaul Yemal, who, by virtue of his years of experience as a Senior Economist at the Ministry of Finance, is clearly a “financial expert" as defined in Item 407(d)(5) of Regulation S-K,

The Board has also determined that Mr. Yemal is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Yemal has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical supra.

Compensation Committee

The Compensation Committee, which is comprised exclusively of independent directors, is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee. The Compensation Committee convened, proposed, and the Board ratified the Compensation Committee Charter on November 25th, 2021, and said Charter is filed hereto as an Exhibit to this annual report.

Compensation Committee Interlocks and Insider Participation.

The current members of the Compensation Committee are Dr. Gil Feiler and Dr. Maymon, who are each independent members of our board of Directors. No member of the Compensation Committee is an employee or a former employee of the Company. During fiscal 2021, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

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

Item 11. Executive Compensation

We pay a monthly salary to three of our Directors, our CFO and Counsel. For the current year ending August 31, 2021, the four Directors received a yearly salary of $878,781.

Summary Compensation Table

Executive Officer Compensation Schedules – See Section D of Main Questionnaire
Summary Compensation Table in For Fiscal 2021($)

Name	Salary	Consulting fees	Bonus	Stock awards	Option awards	Cars Expenses	Nonqualified deferred compensation earnings ($)	Total ($)
Eyal Barad	252,668	–	–	–	–	16,048	–	268,716
Gabriel Yariv	237,451	–	–	–	–	4,339	–	241,791
Dr. Inbar	–	6,244	–	–	–	–	–	6,244
Dr. Gil Feiler	–	60,000	–	–	–	–	–	60,000
Eyal Balan	225,631	–	–	–	–	–	–	225,631
Uri Ben-Or	–	76,400	–	–	–	–	–	76,400
	715,750	142,644	–	–	–	20,388	–	878,781

The following table sets forth, as of November 15th, 2021, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc . *	86,939,240	58.5%

____________________

*Our 2 Directors Eyal Barad and Gabriel Yariv are also holders of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of Cannabics Inc. is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

*The Directors of the Company hold positions in Cannabics, Inc., the majority holder. The relative positions of Cannabics, Inc. are listed below :

Shareholder	Common Stock	% Issued
Eyal Barad, Director, CEO	316	26.25%
Eyal Ballan, Director, CTO	141	11.71%
Gabriel Yariv, Director COO	4	0.33%
Shay Avraham Sarid	223	18.52%
Itamar Borochov	222	18.44%
Seach Sarid Ltd.	40	3.32%
Ariel Kirtchuk	25	2.08%
J Reiger Ltd	128	10.63%
Cannis Group	68	5.64%
Gil Feiler	37	3.07%
Total	1,204	100.00%

Unless otherwise noted, we believe that all persons or entities named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

Equity Compensation Plan Information

On October 6th, 2021, the Compensation Committee adopted, and the Board ratified the Company’s Equity Incentive Plan. The Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are, and will be, responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

The Plan provides an opportunity for an employee, officer, director or consultant of the Company, subject to certain national securities and taxation laws, to receive (i) incentive stock options, (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. Incentive stock options granted under the Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the Plan are not intended to qualify as incentive stock options under the Code. The Plan is administered by the Altshuler Shaham Benefits Firm, a licensed fiduciary.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Weinstein International CPA for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2021, were $10,000.00

Tax Fees

For the fiscal years ended August 31, 2021, and 2020, the Company paid fees of $2,700 for tax compliance.

All Other Fees

For the fiscal years ended August 31, 2021, and 2020, the Company did not pay any other fees.

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

PART IV

Item 15. Exhibits

Exhibit 3.1	Amended Articles of Incorporation, Cannabics Pharmaceuticals Inc., Incorporated by reference.

Exhibit 3.2	Bylaws of Cannabics Pharmaceuticals, Incorporated by reference.

Exhibit 3.3	Subsidiary – G.R.I.N. Ultra Ltd – Board Resolution Authorizing Creation, Incorporated by reference.

Exhibit 3.4	Subsidiary – G.R.I.N. Ultra Ltd – Official Companies Listing (Israel) Incorporated by reference.

Exhibit 3.5	Material Contract – Collaboration & Exclusivity Agreement with Cannabics, Inc., incorporated by reference from Form 8K filed July 25th, 2014.

Exhibit 3.6	Intellectual Property & Subsidiary Assignment of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.7	Assignment & Assumption of Debt & Liabilities Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.8	Debt Cancellation Agreement of October 7th, 2015, Incorporated by reference from form 8K of October 8th, 2015.

Exhibit 3.9	IP Licensing Agreement with The CIMA Group LLC, December 17th, 2015.

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 99.1	Form of Audit Committee Charter

Exhibit 99.2	Form of Compensation Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2021	By:	/s/ Eyal Barad
Eyal Barad, Director Chief Executive Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

