Form 10-Q
period 2021-11-30
Cannabics Pharmaceuticals Inc.
filed 2022-01-13
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-52403

___________________________________________________

CANNABICS PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

___________________________________________________

Nevada	46-5644005
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#3 Bethesda Metro Center, Suite 700 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

(877) 424-2429

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

As of January 14, 2022, the registrant had 148,661,247 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “Cannabics,” “the Company,” “we,” “our,” and “us” refer to Cannabics Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CANNABICS PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2021

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2021 (filed on November 29, 2021) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNABICS PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2021	2021
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$786,414	$1,386,472
Prepaid expenses and other receivables	178,172	204,375
Total current assets	964,586	1,590,847

Available for sale Investment	564,007	845,218

Equipment, net	591,586	642,896

Total assets	$2,120,179	$3,078,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$200,449	$177,505
Convertible loan	1,068,664	871,896
Due to a related party	223,645	223,645
Total current liabilities	1,492,758	1,273,046

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 148,661,247 shares issued and outstanding at November 30, 2021 And outstanding at August 31, 2021	14,475	14,475
Additional paid-in capital	17,489,100	17,063,363
Issuance of warrants	3,459,510	3,459,510
Other comprehensive loss	(2,186,926)	(1,905,715)
Accumulated deficit	(18,148,738)	(16,825,718)
Total stockholders' equity (deficit)	627,421	1,805,914

Total liabilities and stockholders' equity	$2,120,179	$3,078,961

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2021	2020
	Unaudited

Operating expenses:
Research and development expense	$440,044	$433,730
Sales and marketing expenses	3,820	7,551
General and administrative expenses	666,485	218,451

Total operating expenses	1,110,349	659,732

Loss from operations	(1,110,349)	(659,732)

Other (Loss) Income
Financial (Loss) Income	(212,670)	4,965

Net loss	(1,323,020)	(654,767)

Income (Loss) from available for sale assets	(281,211)	113,087
Total comprehensive (income) loss	$(1,604,231)	$(541,680)

Net loss per share - basic and diluted:	$(0.01)	$(0.005)
Weighted average number of shares outstanding - Basic and Diluted	144,727,585	131,105,839

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2021	144,747,584	$14,475	$17,063,363	$3,459,510	$(1,905,715)	$(16,825,718)	$1,805,914

Share based payment	–	–	425,737	–	–	–	425,737

Other comprehensive loss	–	–	–	–	(281,211)	–	(281,211)

Net loss	–	–	–	–	–	(1,323,020)	(1,323,020)

Balance, November 30, 2021	144,747,584	$14,475	$17,489,100	$3,459,510	$(2,186,296)	$(18,148,738)	$627,421

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2020	135,080,441	$13,508	$15,372,311	$2,784,387	$(2,774,411)	$(13,631,271)	$1,764,524

Issuance of common stock for services.	157,143	16	32,984	–	–	–	33,000

Other comprehensive loss	–	–	–	–	113,087	–	113,087

Net loss	–	–	–	–	–	(654,767)	(654,767)

Balance, November 30, 2020	135,237,584	$13,524	$15,405,295	$2,784,387	$(2,661,324)	$(14,286,038)	$1,255,844

The accompanying notes are an integral part of the financial statements.

CANNABICS PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2021	2020
	Unaudited
Cash flows from operating activities:
Net Loss	$(1,323,020)	$(654,767)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	51,823	57,505
Royalties receivables valuation	–	–
Stock issued for services	–	33,000
Profit from held for trading investments	–	–
Convertible loan valuation	–	–
Share based payment	425,737	–
Changes in operating assets and liabilities:	196,768	–
Decrease (increase) Accounts Receivable and prepaid expenses	26,203	(16,275)
Increase (decrease) Accounts payable and accrued liabilities	22,944	(12,100)
Net cash used in operating activities	(599,545)	(592,637)

Cash flows from investing activities:
Realization of Held for trading Investments	–	–
Acquisition of equipment	(513)	(943)
Net cash used in investing activities	(513)	(943)

Net increase (Decrease) in cash	(600,058)	(593,580)
Cash and cash equivalents at beginning of the Period	1,386,472	777,611
Cash and cash equivalents at end of the Period	$786,414	$184,031

See accompanying notes to consolidated financial statements.

CANNABICS PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(unaudited)

Note 1– Nature of Business, Presentation and Going Concern

Organization

Cannabics Pharmaceuticals Inc. (the “Company”), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp.

On September 30, 2010, we increased our authorized capital to 900 million shares of common stock (par value $0.0001) and 100 million shares of preferred stock (par value $0.0001) and effected a 20-for-1 reverse split of our issued and outstanding common stock. As a result of the reverse split, our issued and outstanding common stock was reduced from 13,604,000 shares to 680,200 shares and 5,000,000 preferred shares.

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

On August 20th, 2020, the Company announced the creation of a new division for its anti-tumor drug candidate RCC-33, for the treatment of colorectal cancer. This is the result of the Company’s focus on a clinical validation path, including in-vivo experiments, collaborations with key medical centers, and the preparation of a product dossier with which the company plans to schedule a Pre IND-Meeting with the US FDA.

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

These unaudited financial statements should be read in conjunction with our August 31, 2021 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29th, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,323,020 for the three months ended November 30, 2021; and has incurred cumulative losses since inception of $18,148,738. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $440,044 and $433,730 for the three months ended November 30, 2021 and 2020, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the three months ending November 30, 2021, the Company paid $125,815 in salaries, including socials benefits, to two directors, compared to $105,000 for the three months ending November 30, 2020.

The Company had a balance outstanding at November 30, 2021 and at November 30, 2020 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On November 1st, 2021, the Company issued 4,500,000 options to board members and an advisor.

a.	2,000,000 options to purchase 2,000,000 ordinary shares of the company at an exercise price of $0.0001 per share to board members and advisor. The vesting period is one year on a quarterly basis.

b.	2,500,000 options to purchase 2,500,000 ordinary shares of the company at an exercise price of $0.0001 per share to the company’s chairman, which vested immediately November 11th, 2021, the date of the grant.

The fair value of the Company’s share options granted to directors and service providers for the three months ended November 2021 was estimated using the Black-Scholes model using the following assumptions:

Dividend yield (%)	–
Expected volatility of the share prices (%)	111%
Risk-free interest rate (%)	0.14
Expected life of share options (years)	1
Share price	0.14

Note 4 – Commitments and Contingencies

We lease the property of our corporate office in Tel Aviv, the monthly lease is $3,500-, our current lease expires March 31st, 2022. The management intend to execute a lease agreement by that time for an additional year.

We lease the property of our laboratory in Rehovot, Israel, the monthly lease is $6,500 per month. Our current lease terminates at the end of February 2024, though we have a two additional one year option, which management intends to execute prior to that time.

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

Note 5 – Major events during the period.

On September 3rd, 2021 the Board appointed fellow Director Gabriel Yariv as Executive Chairman of the Board, as noted in our 8K of September 13th, 2021.

On October 3, 2021, the Board ratified the board resolution from 4th February, 2019, to create an ESOP program for the company employees encompassing 6% of the Company’s shares. The company shall hereby allocate 6% of its shares, equating to 11,000,000 common shares for the exclusive use of our employees under an ESOP program. (please see Note 3 – Stockholders’ Equity (Deficit) for more information).

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

On November 16th, 2021, the Board increased its size to five members, appointing Mr. Shaul Yemal to the Board as an independent Director & member of the Audit Committee, as noted in our 8-K filed November 19th, 2021.

Note 6 – Subsequent events.

On December 12th, 2021, the Board nominated Independent Director Gil Feiler to its Audit Committee, bringing its number to three.

On January 12, 2022 the company holding in Sativus Tech Corp (formerly known as Seedo corp) was $158,478.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business:

We are a pre-clinical-stage, platform technology biopharmaceutical company which has developed proprietary innovative medicines in areas of significant unmet medical needs in oncology, with a current focus on colorectal cancer ("CRC"). Our drug candidate under development for colon cancer is RCC-33, a first-in-class therapy being developed primarily in two settings: one to reduce tumor cell activity in colon cancer patients as a standalone in neoadjuvant treatment or "window of opportunity" at the time after colonoscopy, prior to cancer staging; and another for patients with refractory to therapy and adjuvant to surgery also at the time after colonoscopy. The Company hopes to start first in human Phase I/II clinical trials in 2023. Neoadjuvant treatment is the administration of a therapy before the surgical treatment to improve patient outcome, and our business strategy is to advance our programs through clinical studies including with partners, and to opportunistically add programs in areas of high unmet medical needs through acquisition, collaboration, or internal development.

General

We are an early-stage pharmaceutical company primarily focused on the development of novel oncological therapies. We are currently preparing to launch our first in human Phase I/II (a) clinical study in 2023, for the evaluation of our lead drug candidate RCC-33 for the treatment of colorectal cancer. Our activities are centered around our biological laboratory facilities located in Rehovot Israel, where our scientific team leads our research and development efforts.

Our core activities consist of:

•	Drug Discovery: development of novel molecular formulations and drug candidates;
•	Intellectual Property: filing of corresponding IP to protect our products; and
•	Regulatory Affairs: initiation of the regulatory pathway for each drug candidate in our development pipeline

Our current business model is to undertake an FDA regulatory pathway for each of the new drug candidates under IND (Investigational New Drug) classification and complete a successful Phase I/II(a) clinical study (toxicity and proof of concept in humans). In reaching this milestone, where an initial feasibility in humans was demonstrated, the company will have gained several commercial opportunities for capitalizing on each such product candidate, including entering into commercial agreements with larger pharma corporations. Accordingly, we do not engage in any commercial manufacturing, distribution, or sales of products, nor is it foreseeable to expect that we will in the near future.

Development pipeline

RCC-33: colorectal cancer treatment drug candidate:

Our flagship product under development, RCC-33, is an antitumor drug candidate for the treatment of colorectal cancer, which is the 3rd most diagnosed and 2nd most lethal of all cancers, with approximately 2 million new cases being diagnosed annually worldwide and a current market estimated at $12 billion, and which is expected to reach $17 billion by 2027.

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

Cannabinoids are a diverse class of chemical compounds that occur naturally within cannabis plants and are pharmacologically similar to cannabinoids produced by the human body, known as endocannabinoids. Endocannabinoids form part of the human endocannabinoid system (“ECS”), a complex biological network that also includes cannabinoid receptors and enzymes involved in cannabinoid formation, transport, and degradation. The ECS is regarded as an important endogenous system implicated in regulation of the most vital biological processes to maintain homeostasis, assisting the body to remain stable and balanced despite external, or environmental, fluctuations (Source: Current Pharmaceutical Design, 2016;22(12):1756-1766).

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

Figure 3:

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

Our Pipeline

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

Figure 4

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

Both Cannabics SR and Cannabics CDx are products that are still in the development phase. The company’s decision to not actively develop these products at this time is driven primarily by the company’s decision to focus its resources and attention on the development of company’s cancer treatment drug candidates, and the initial evaluation of potential neuropsychiatric indications as per the development pipeline outlined in Figure 4.

Company may revisit this decision at a later stage after launching the first in human clinical studies for the validation of its colorectal cancer treatment drug candidate RCC-33.

Market opportunity for cancer treatment drug candidates:

Neoadjuvant therapy:

According to the National Cancer Institute, Neoadjuvant Therapy is a "treatment given as a first step to shrink a tumor before the main treatment, which is usually surgery”.

Figure 5

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

Frontiers in Oncology. 2019

The Effects of Neoadjuvant Chemoradiation in Locally Advanced Rectal Cancer—The Impact in Intratumoral Heterogeneity.

Neoadjuvant therapy in rectal cancer

Neoadjuvant chemoradiotherapy has become the standard treatment for locally advanced rectal cancer. Neoadjuvant chemoradiotherapy not only can reduce tumor size and recurrence, but also increase the tumor resection rate and anus retention rate with very slight side effect. Comparing with preoperative chemotherapy, preoperative chemoradiotherapy can further reduce the local recurrence rate and downstage. Middle and low rectal cancers can benefit more from neoadjuvant chemoradiotherapy than high rectal cancer.

Figure 6

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

Figure 6. Asco Guidelines for neoadjuvant therapy in breast cancer

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

Outsourced GMP manufacturing and commercial operation

Outsourced GMP manufacturing

Our current position is that all of our Chemistry Manufacturing and Controls (CMC) required for the approval process of our drug candidates is to be outsourced. The RCC-33 formulation, as well as all additional drug candidates in our pipeline, while inspired by natural molecules, could consist only of formulations made from chemically synthesized molecules, or APIs (Active Pharmaceutical Ingredients. Our Company is not engaged in the development of any botanical or botanically based product/s. Additionally, in view of our upcoming submission of a pre-IND meeting request with the FDA, the Company has entered an agreement with Purisys, a supplier of GMP (Good Manufacturing Practice) grade APIs suited for Clinical Stage Products. Purisys is a large and long-established US corporation with a long track record of working with the FDA. Accordingly, under said agreement, Purisys will also support CNBX throughout an IND filing process, including providing all necessary and related information concerning CMC in the form of a comprehensive technical package to be presented to the FDA. APIs supplied under said agreement will be used by Company in Phase I/II (a) clinical studies that it is planning to launch in 2023.

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

Core activities

Drug Discovery

Conduct all screening and pre-clinical research at in-house state of the art laboratory facilities

Our Research and Development

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

In Vitro Studies – Drug Screening

We have a proprietary procedure of high throughput screening (HTS) and high content screening (HCS) for the detection of correlations between cannabinoid ratios, dosages and anti-tumor activity using a growing library of human cancer cell lines and creating an enlarged variety of Cannabis-based compounds. We examine the biological activity of these compounds on tumor cell lines of distinct tissue lineage and creating a highly valuable therapeutic data. We Screen for the most potent cannabinoid combination matrix to reveal their biological impact on a library of cancer cell lines. The HTS technology enables us to gain this data base in a faster manner and to reveal more mechanisms of action that are related to the genetics of the cancer. We are now in the process of merging our data with sophisticated data mining to help find meaningful insights of both treatment and outcome.

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

Figure 7

We have developed a continuously evolving preclinical bioinformatics platform that enables us to evaluate and classify the physiological impact of multiple cannabinoid compounds on various cancer cells. Utilizing state-of-the-art high-throughput screening and flow cytometry, our platform is capable of testing thousands of compounds, allowing us to rapidly and effectively examine their interactions with a growing library of human cancer cell lines and biopsies. Through the large body of data generated by our platform, we are accumulating in-depth knowledge of the various therapeutic effects of cannabinoids and patterns of cannabinoid ratios that demonstrate meaningful physiologic impact on cancer.

Our bioinformatics platform includes the following:

•	high-throughput screening, high content screening, flow cytometry, machine learning, robotics, and proprietary methodologies;

•	a library of human cancer cell lines and thousands of different combinations and ratios of cannabinoid compounds in a costumed matrix;

•	a growing database of biological response data;

•	in-house extraction, processing methodologies, and analytical techniques that yield well-characterized and standardized extracts;

•	collaborations with regulated cannabis GMP manufacturers;

•	fully integrated in-house research and development; and

•	regulatory expertise.

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

We plan to continue to seek patent protection in the United States and other countries for our proprietary technologies. To date, our intellectual property portfolio includes three provisional patents, filed with the USPTO, related to our line of activity (pharmaceutical formulations; drug delivery; therapeutic uses of cannabinoids and other cannabis compounds and personalized cannabinoid diagnostics), as well as know-how and trade secrets. A full list of our IP applications in all countries can be found in our Annual 10-K filing of November 29th 2021 at page 14.

Results of Operations

For the Three Months Ended November 30, 2021 and 2020

Operating Expenses

For the three months ended November 30, 2021, our total operating expenses were $1,110,349 compared to $659,732 for the three months ended November 30, 2020, resulting in an increase of $450,617. The increase is attributable to an increase of $448,034 in general administration expenses due to the board share based expenses of $425,737.

We incurred a financial loss of $212,670 for the three months ended November 30, 2021, compared to financial income of $4,965 for the three months ended November 30, 2020. The increase in financial expense was mainly attributable to revaluation of a convertible loan of $196,768. As a result, the net loss was $1,323,020 for the three months ended November 30, 2021, compared to $654,767 for the three months ended November 30, 2020.

Net loss

Net loss increased by $668,253 to $1,323,020 for the three months ended November 30, 2021, compared to a net loss of $654,767 for the three months ended November 30, 2020.

Liquidity and Capital Resources

Overview

As of November 30, 2021, we had $786,414 in cash compared to $1,386,472 on November 30, 2021. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2021 compared to the Three Months Ended November 30, 2020

We used cash in operations of $599,545 for the three months ended November 30, 2021, compared to cash used in operations of $592,637 for the three months ended November 30, 2020. The negative cash flow from operating activities for the three months ended November 30, 2021, is primarily attributable to the Company's net loss of $1,323,020, an increase in accounts payables and accrued liabilities of $22,944 and a decrease of $26,203 in account receivables and prepaid expenses, depreciation of $51,823, convertible loan valuation of $196,768 and shares based payment of $425,737

We had cash flow from investing activities of $513 during the three months ended November 30, 2021, compared to $943 cash flow from investing activities for the three months ended November 30, 2020. The reason for the decrease in cash flow from investing activities is primarily due to the purchase of fixed assets in an aggregate amount of $513, for the period ended November 30, 2021, comparing to purchase of fixed assets in an aggregate amount of $943, for the period ended November 30, 2020

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders, issue equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2021, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2021, included in our Annual Report on Form 10-K as filed on November 29, 2021, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies, as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of November 30th, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

Since our previous (annual) report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending November 30th, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit 31.1 *	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2 *	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1 **	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 **	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

______________________________

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabics Pharmaceuticals Inc.

Date: January 13, 2022	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2022	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

