Form 10-Q
period 2022-02-28
CNBX Pharmaceuticals Inc.
filed 2022-04-12
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-52403

___________________________________________________

CNBX PHARMACEUTICALS INC.

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

As of April 12, 2022, the registrant had 149,436,681 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiaries, G.R.I.N Ultra Ltd. and Digestix Bioscience Inc.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2022

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2021 (filed on November 29th, 2021) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$231,637	$1,386,472
Prepaid expenses and other receivables	167,958	204,375
Total current assets	399,595	1,590,847

Available for sale Investment	197,217	845,218

Equipment, net	540,998	642,896

Total assets	$1,137,810	$3,078,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$237,193	$177,505
Convertible loan	1,325,000	871,896
Due to a related party	223,645	223,645
Total current liabilities	1,785,838	1,273,046

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 149,436,681 and 148,661,247 shares issued and outstanding at February 28, 2022 and August 31, 2021 respectively	14,715	14,475
Additional paid-in capital	17,819,072	17,063,363
Issuance of warrants	3,459,510	3,459,510
Other comprehensive loss	(2,553,716)	(1,905,715)
Accumulated deficit	(19,387,609)	(16,825,718)
Total stockholders' equity (deficit)	(648,028)	1,805,915

Total liabilities and stockholders' equity	$1,137,810	$3,078,961

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021

Operating expenses:
Research and development expense	330,576	315,958	770,620	749,688
General and administrative expenses	399,685	351,911	1,069,990	577,913

Total operating expenses	730,261	667,869	1,840,610	1,327,601

Loss from operations	(730,261)	(667,869)	(1,840,610)	(1,327,601)

Other income (loss)
Capital gain	–	195,968	–	195,968
Financial Loss, net.	(508,610)	(62,854)	(721,280)	(57,889)

Net (loss)	(1,238,871)	(534,755)	(2,561,891)	(1,189,522)

Profit (loss) from available for sale assets	(366,790)	2,622,133	(648,001)	2,735,220
Total comprehensive income (loss)	$(1,605,661)	$2,087,378	$(3,209,892)	$1,545,698

Net loss per share - basic and diluted:	$(0.008)	$0.004	$(0.02)	$0.01

Weighted average number of shares outstanding - Basic and Diluted	147,142,263	135,237,584	146,304,758	135,235,838

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 28, 2022

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2021	144,747,584	$14,475	$17,063,363	$3,459,510	$(1,905,715)	$(16,825,718)	$1,805,915

Share based payment	–	–	530,662	–	–	–	530,662

Exercise of CLA to shares	2,403,294	240	225,047	–	–	–	225,287

Other comprehensive loss	–	–	–	–	(648,001)	–	(648,001)

Net loss	–	–	–	–	–	(2,561,891)	(2,561,891)

Balance, February 28, 2022	147,150,878	$14,715	$17,819,072	$3,459,510	$(2,553,716)	$(19,387,609)	$(648,028)

For the three months ended February 28, 2022

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, November 30, 2021	156,375,444	$14,637	$17,664,225	$3,459,510	$(2,186,926)	$(18,148,738)	$802,708

Share based payment	–	–	104,925	–	–	–	104,925

Exercise of CLA to shares	778,434	78	49,922	–	–	–	50,000

Other comprehensive loss	–	–	–	–	(366,790)	–	(366,790)

Net loss	–	–	–	–	–	(1,238,871)	(1,238,871)

Balance, February 28, 2022	147,150,878	$14,715	$17,819,072	$3,459,510	$(2,553,716)	$(19,387,609)	$(648,028)

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 28, 2021

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, August 31, 2020	135,080,441	$13,508	$15,372,311	$2,784,387	$(2,774,411)	$(13,631,271)	$1,764,524

Issuance of common stock for services, net.	157,143	16	32,984	–	–	–	33,000

Issuance of warrants	–	–	–	439,330	–	–	439,330

Other comprehensive income	–	–	–	–	2,735,220	–	2,735,220

Net loss	–	–	–	–	–	(1,189,522)	(1,189,522)

Balance, February 28, 2021	135,237,584	$13,524	$15,405,295	$3,223,717	$(39,191)	$(14,820,793)	$3,782,552

For the three months ended February 28, 2021

	Common stock		Additional paid in		Unrealized gain (loss) on available-for-sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)

Balance, November 30, 2020	135,237,584	$13,524	$15,405,295	$2,784,387	$(2,661,324)	$(14,286,038)	$1,255,844

Issuance of warrants	–	–	–	439,330	–	–	439,330

Other comprehensive income	–	–	–	–	2,622,133	–	2,622,133

Net loss	–	–	–	–	–	(534,755)	(534,755)

Balance, February 28, 2021	135,237,584	$13,524	$15,405,295	$3,223,717	$(39,191)	$(14,820,793)	$3,782,552

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six month Ended
	February 28,	February 28,
	2022	2021
Cash flows from operating activities:
Net (Loss)	$(2,561,891)	$(1,189,522)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	102,411	114,007
Capital gain	–	(195,968
Royalties receivables valuation	–	–
Stock issued for services	–	33,000
Profit from held for trading investments	–	–
Changes in operating assets and liabilities:
Convertible loan valuation	678,391	–
Share based payment	530,662	–
Accounts Receivable and pre paid expenses	36,417	(18,294)
Accounts payable and accrued liabilities	59,688	(38,200)
Net cash used in operating activities	(1,154,322)	(1,294,977)

Cash flows from investing activities:
Realization of Available for sale investment	–	645,968
Held for trading Investments	–	–
Acquisition of equipment	(513)	(943)
Net cash from (used) in investing activities	(513)	645,025

Cash flows from financing activities:
Proceeds from convertible loan agreement	–	1,206,750
Net cash provided by financing activities	–	1,206,750

Net increase (Decrease) in cash	(1,154,835)	556,798
Cash and cash equivalents at beginning of the Period	1,386,472	777,611
Cash and cash equivalents at end of the Period	$231,637	$1,334,409

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1– Nature of Business, Presentation and Going Concern

Organization

CNBX Pharmaceuticals Inc. (the “Company”), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp.

On September 30, 2010, we increased our authorized capital to 900 million shares of common stock (par value $0.0001) and 100 million shares of preferred stock (par value $0.0001) and effected a 20-for-1 reverse split of our issued and outstanding common stock. As a result of the reverse split, our issued and outstanding common stock was reduced from 13,604,000 shares to 680,202 common shares, 100,000,000 preferred shares were unaffected.

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

On May 21, 2014, the Company changed its name, via merger in the state of Nevada, to CNBX Pharmaceuticals Inc. The Company’s principal offices are in Bethesda, Maryland. The Company changed its course of business to laboratory research and development.

On June 19, 2014, FINRA granted final approval of Change of Name & Ticker Symbol of the Corporation from American Mining Corporation to CNBX PHARMACEUTICALS INC., with the new Ticker Symbol of “CNBX”. Said approval was predicated upon CNBX Pharmaceuticals Inc.’s filing of Articles of Merger with American Mining Corporation with the Nevada Secretary of State on May 21st, 2014. Under the laws of the State of Nevada, CNBX Pharmaceuticals Inc. was merged with and into the Registrant, with the Registrant being the surviving entity. The Merger was completed under Section 92A.180 of the Nevada Revised Statutes, Chapter 92A, as amended, and as such, does not require the approval of the stockholders of either the Registrant or CNBX Pharmaceuticals Inc.

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

On February 13th, 2022, the company established a Nomination and Governance Committee.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $2,561,891 for the six months ended February 28, 2022, it has incurred cumulative losses since inception of $19,387,609. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $770,620 and $749,688 for the six months ended February 28, 2022 and 2021, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the six months ending February 28, 2022, the Company paid $244,920 in salaries, including socials benefits, to two directors, compared to $248,763 for the six months ending February 28, 2021.

During the six months ending February 28, 2022, the Company recorded a non cash expense of $530,662 in share based payment, to the company chairman, board members and advisor, compared to non for the six months ending February 28, 2021.

The Company had a balance outstanding on February 28, 2022 and at February 28, 2021 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. There is also 100,000,000 shares of Preferred stock, none of which has been issued. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 4 – Commitments and Contingencies

We lease the property of our corporate office in Tel Aviv, the monthly lease is $3,500, our current lease expires June 30th, 2022. The management intend to execute a lease agreement by that time for an additional year.

We lease the property of our laboratory in Rehovot, Israel, the monthly lease is $6,500 per month. Our current lease terminates at the end of February 2024, though we have a two additional one-year option, which management intends to execute prior to that time.

As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $50,000.

Note 5 – Major Events During the six months ended on February 28, 2022

On February 4th, 2022, the Company filed a Pre-14C Information Statement with the SEC.

On February 15th, 2022 the Company filed its Definitive 14-C Information Statement with the SEC.

On February 17th, 2022, the Company filed an 8K with the SEC relating to a Forbearance Agreement with an institutional investor.

On February 18th, 2022, the Company filed an S-1 Registration Statement with the SEC.

During the six months ended February 28, 2022, the Company issued 2,403,294 shares of its common stock to an investor as a result of a convertible loan exercise in the sum of $225,228.

Note 6 – Subsequent Events

On March 16th, 2022, the Company filed an 8K with the SEC relating to a Forbearance Agreement as well as demand promissory note from an institutional investor in the principal amount of $280,000 with an original issue discount of $40,000.

The Demand Note is payable on demand at any time after the earlier to occur of (i) May 16, 2022, and (ii) the public or private offering of any securities by the Company (the “Next Subsequent Placement”). Any amount of Principal due under the Demand Note which is not paid when due shall result in a late charge being incurred and payable by the Company in an amount equal to interest on such amount at the rate of fifteen percent (15%) per annum.

On March 28th, 2022, the Company filed an 8K with the SEC giving notice of its formal name change to “CNBX Pharmaceuticals Inc.”

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

Results of Operations

For the Three Months Ended February 28, 2022 and 2021

Operating Expenses

For the three months ended February 28, 2022, our total operating expenses were $730,261 compared to $667,869 for the three months ended February 28, 2021, resulting in an increase of $62,392. The increase is attributable to a total decrease of $47,774 in general administration, and sales and marketing expenses and an increase of $14,618 in research and development expenses.

We realized other loss of $508,610 for the three months ended February 28, 2022, compared to other income of $133,114 for the three months ended February 28, 2021. The increase in financial expense was mainly attributable to convertible loan valuation of $481,624 and exchange differences in total of $26,900. As a result, the net loss was $1,238,871 for the three months ended February 28, 2022, compared to a net loss of $534,755 for the three months ended February 28, 2021.

Net Loss

Net loss for the three months ended February 28, 2022 was $1,238,871 compared to net loss $534,755 for the three months ended February 28, 2021, for the reasons explained above.

Other comprehensive profit

We incurred another comprehensive loss of $366,790 for the three months ended February 28, 2022. The loss was due to a valuation of a financial asset, consisting of the Company’s shares held in Sativus Inc (previously Seedo Inc), as a result; the total comprehensive loss was $1,605,661 for the three months ended February 28, 2022.

For the Six Months Ended February 28, 2022 and 2021

Operating Expenses

For the six months ended February 28, 2022, our total operating expenses were $1,840,610 compared to $1,327,601 for the six months ended February 28, 2021, resulting in an increase of $513,009. The increase is attributable to a total increase of $492,077 in general administration, and sales and marketing expenses and increase of $20,932 in research and development expenses.

We realized finance expenses of $721,280 for the six months ended February 28, 2022, which mainly attributable to convertible loan valuation of $678,392 and exchange differences in total of $42,256 and. Compared to other income of $138,079 for the six months ended February 28, 2021. As a result, the net loss was $2,561,891 for the six months ended February 28, 2022, compared to a net loss of $1,189,522 for the six months ended February 28, 2021.

Net loss

Net loss for the six months ended February 28, 2022 was $2,561,891 compare to net loss of $1,189,522 for the six months ended February 28, 2022.

Other comprehensive profit

We incurred another comprehensive loss of $648,001 for the six months ended February 28, 2022. The loss was mainly attributable to a revaluation of a financial asset, consisting of the Company’s shares held in Sativus (previously Seedo), in the total amount of $648,001 As a result; the total comprehensive loss was $3,209,892 for the six months ended February 28, 2022.

Liquidity and Capital Resources

Overview

As of February 28, 2022, we had $231,637 in cash compared to $1,386,472 on August 31, 2021. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 28, 2022 compared to the Six Months Ended February 28, 2021

We used cash in operations of $1,154,322 for the six months ended February 28, 2022 compared to cash used in operations of $1,294,977 for the six months ended February 28, 2021. The negative cash flow from operating activities for the six months ended February 28, 2022 is primarily attributable to the Company's net loss from operations of $2,561,891, share based compensation of $530,662, convertible loan valuation in a total of $678,391, depreciation of $102,411, a decrease in accounts payables and accrued liabilities of $36,47 and an increase of $59,688 in account receivables and prepaid expenses.

We had cash used from investing activities of $513 during the six months ended February 28, 2022, compared to cash flow from investing activities of $645,025 for the six months ended February 28, 2021. The cash used to purchase of fixed assets in the aggregate amount of $513 for the six months ended February 28, 2022, comparing to cash flow from investing activities is due to the Company’s Realization of Wize Pharma Inc shares of $645,968 and its purchase of fixed assets in the aggregate amount of $943 for the six months ended February 28, 2021

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders, issue equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying unaudited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2021, included in our Annual Report on Form 10-K as filed on November 29th, 2021, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the full Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of November 30th, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

 Since our annual report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending February 28th, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________________

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNBX Pharmaceuticals Inc.

Date: April 12, 2022	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 12, 2022	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

