Form 10-Q
period 2022-05-31
CNBX Pharmaceuticals Inc.
filed 2022-07-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of July 14, 2022, the registrant had 1,257,927 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly owned subsidiaries, G.R.I.N Ultra Ltd., and Digestix Bioscience Inc.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

MAY 31ST, 2022

INDEX

Cautionary Note Regarding Forward-Looking Statements		3

PART I – FINANCIAL INFORMATION		4

Item 1.	Consolidated Financial Statements	4
	Consolidated Balance Sheets as of May 31st, 2022 (unaudited) and August 31, 2021	4
	Consolidated Statements of Operations for the Three and Nine Months Ended May 31st, 2022 and 2021 (unaudited)	5
	Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended May 31st, 2022 and 2021 and the Year Ended August 31, 2021	6
	Consolidated Statements of Cash Flows for the Nine Months Ended May 31st, 2022 and 2021 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II -- OTHER INFORMATION		16
Item 1	Legal Proceeding	16
Item 1A	Risk Factors	16
Item 2.	Recent Sale of Unregistered Securities	16
Item 6.	Exhibits	16

SIGNATURES		17

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2021, entitled “Risk Factors” as well as in our other public filings.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2022	2021
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$96,277	$1,386,472
Prepaid expenses and other receivables	137,815	204,375
Total current assets	234,092	1,590,847

Available for sale Investment	239,478	845,218

Equipment, net	492,170	642,896

Total assets	$965,740	$3,078,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$319,588	$177,505
Convertible loan	1,605,000	871,896
Due to a related party	223,645	223,645
Total current liabilities	$2,148,233	$1,273,046

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 1,238,826 shares issued and outstanding at May 31, 2022 and 1,218,799 shares issued and outstanding at August 31, 2021.	124	122
Additional paid-in capital	17,938,589	17,077,715
Issuance of warrants	3,459,510	3,459,510
Other comprehensive loss	(2,511,455)	(1,905,715)
Accumulated deficit	(20,069,261)	(16,825,718)
Total stockholders' equity	(1,182,493)	1,805,914

Total liabilities and stockholders' equity	$965,740	$3,078,961

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
	Unaudited
Operating expenses:
Research and development expense	$249,061	$550,842	$1,019,682	$1,300,530
General and administrative expenses	385,945	125,410	1,455,935	703,323
Total operating expenses	635,006	676,252	2,475,617	2,003,853

Loss from operations	(635,006)	(676,252)	(2,475,617)	(2,003,853)

Other income
Capital gain	–	–	–	195,968
Financial Loss	(46,646)	(647,523)	(767,926)	(705,412)
Net loss	(681,652)	(1,323,775)	(3,243,543)	(2,513,297)

Profit (loss) from available for sale assets	42,261	(603,000	(605,740)	1,004,635)
Total comprehensive (income) loss	$(639,392)	$(1,926,775	$(3,849,283)	$(1,508,662)

Net loss per share - basic	$(0.05)	$(1.17)	$(2.65)	$(2.21)
Net loss per share - diluted	$(0.05)	$(1.17)	$(2.65)	$(2.21)
Weighted average number of shares outstanding - Basic	1,238,826 *	1,132,472 *	1,221,478 *	1,136,642 *
Weighted average number of shares outstanding - Diluted	1,238,826	1,132,472	1,221,478	1,136,642

*       Adjusted post-split 1:120

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock			Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares		Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2021	1,218,799	*	$122	$17,077,715	$3,459,510	$(1,905,715)	$(16,825,718)	$1,805,914

Exercise of CLA to shares	20,027	*	2	225,287	–	–	–	225,289

Share based payment	–		–	635,587	–	–	–	635,587

Other comprehensive loss	–		–	–	–	(605,740)	–	(605,740)

Net loss	–		–	–	–	–	(3,243,543)	(3,243,543)

Balance, May 31, 2022	1,238,826	*	$124	$17,938,589	$3,459,510	$(2,511,455)	$(20,069,261)	$(1,182,493)

	Common stock			Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares		Amount	capital	Warrants	gain	deficit	(deficit)
Balance, February 28, 2022	1,238,826	*	$124	$17,833,663	$3,459,510	$(2,553,716)	$(19,387,609)	$(648,028)

Share based payment	–		–	104,926		–		104,926

Other comprehensive gain	–		–	–	–	42,261	–	42,261

Net Loss	–		–	–	–	–	(681,652)	(681,652)

Balance, May 31, 2022	1,238,826	*	$124	$17,938,589	$3,459,510	$(2,511,455)	$(20,069,261)	$(1,182,493)

*       Adjusted post-split 1:120

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(continued)

					Additional		Other		Total stockholders’
	Common stock				paid in		comprehensive	Accumulated	equity
	Shares		Amount		capital	Warrants	gain	deficit	(deficit)

Balance, August 31, 2020	1,125,671	*	$113		$15,385,706	$2,784,387	$(2,774,411)	$(13,631,271)	$1,764,524

Exercise of a Convertible loan to shares of common stock	60,833	*	6		1,340,827	–	–	–	1,340,833

Issuance of common stock for services	2,351	*	–	*	60,125	–	–	–	60,125

Other comprehensive loss	–		–		–	–	1,004,635	–	1,004,635

Issuance of warrants	–		–		–	675,123	–	–	675,123

Net loss	–		–		–	–	–	(2,513,297)	(2,513,297)

Balance, May 31st, 2021	1,188,855	*	$119		$16,786,658	$3,459,510	$(1,769,776)	$(16,144,568)	$2,331,943

					Additional		Other		Total stockholders’
	Common stock				paid in		comprehensive	Accumulated	equity
	Shares		Amount		capital	Warrants	gain	deficit	(deficit)

Balance, February 28, 2021	1,126,980	*	$113		$15,418,706	$3,223,717	$(39,191)	$(14,820,793)	$3,782,552

Other comprehensive loss	–		–		–	–	(1,730,585)	–	(1,730,585)

Exercise of a Convertible loan to shares of common stock	60,833	*	6		1,340,827	–	–	–	1,340,833

Issuance of common stock for services	1,042	*	–	*	27,125	–	–	–	27,125

Issuance of warrants	–		–		–	235,793	–	–	235,793

Net loss	–		–		–	–	–	(1,323,775)	(1,323,775)

Balance, May 31st, 2021	1,188,855	*	$119		$16,786,658	$3,459,510	$(1,769,776)	$(16,144,568)	$2,331,943

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended,
	May 31,	May 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(3,243,543)	$(2,513,297)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	151,239	169,953
Interest on loans	–	–
Capital Gain	–	(195,968)
Due to related party	–	–
Royalties receivables valuation	–	–
Stock issued for services	–	60,124
Profit from held for trading investments	–	–
Convertible loan valuation	718,392	612,420
Share based payment	635,587	–
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	66,560	(6,326)
Accounts payable and accrued liabilities	142,083	(38,001)
Net cash used in operating activities	(1,529,682)	(1,911,094)

Cash flows from investing activities:
Available for sale investments	–	645,968
Held for trading investments	–	–
Acquisition of equipment	(513)	(943)
Net cash used in investing activities	(513)	645,025

Cash flows from financing activities:
Convertible loan	240,000	2,456,750
Proceeds from sale of common stock	–	–
Costs of raising capital	–	–
Net cash provided by financing activities	240,000	2,456,750

Effect of exchange rate fluctuations on cash	–	–
Net decrease in cash	(1,290,195)	1,190,680
Cash and cash equivalents at beginning of the Period	1,386,472	777,611
Cash and cash equivalents at end of the Period	$96,277	$1,986,291

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$225,287	$1,340,103

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

On April 25, 2014, the Company experienced a change in control. Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements. On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, CNBX Pharmaceuticals Inc.purchased 41,000,000 shares of the Company’s outstanding restricted common stock for $198,000, representing 51%.

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

On February 13th, 2022, the company established a Nomination and Governance Committee.

On May 10, 2022, the Company filed a certificate of change (the “Certificate”) with the Secretary of State of the State of Nevada. Pursuant to the Certificate, the Company effectuated a one-for-one hundred twenty (1:120) reverse split of the issued and outstanding shares of common stock of the Company without changing the par value of the stock.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $3,243,543 for the nine months ended May 31st, 2022, it has incurred cumulative losses since inception of $20,069,261. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $1,019,682 and $1,300,530 for the nine months ended May 31st, 2022 and 2021, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the nine months ending May 31st, 2022, the Company paid $264,061 in salaries, including socials benefits, to two directors, compared to $336,137 for the nine months ending May 31, 2021.

The Company had a balance outstanding at May 31st, 2022 and at May 31, 2021 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $0.0001 per share. There is also 5,000,000 shares of Preferred stock, none of which has been issued. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

Note 5 – Major events during the nine months ended on May 31st, 2022

On February 4th, 2022, the Company filed a Pre-14C Information Statement with the SEC.

On February 15th, 2022, the Company filed its Definitive 14-C Information Statement with the SEC.

On February 17th, 2022, the Company filed an 8K with the SEC relating to a Forbearance Agreement with an institutional investor.

On February 18th, 2022, the Company filed an S-1 Registration Statement with the SEC.

On March 16th, 2022, the Company received $240,000 loan, bearing a $40,000 interest.

The entire unpaid Principal and interest, shall be due and payable at any time, or from time to time, from and after the earlier to occur (I) May 16, 2022, and (II) the initial date after the date hereof of a public or private offering of any securities. Any amount of principal or other amounts due under the Loan which is not paid when due (a “Payment Default”) shall result in a late charge being incurred and payable by the Maker in an amount equal to interest on such amount at the rate of fifteen percent (15%) per annum.

On May 5th, 2022, the Company announced a grant of Patent by the government of Hong Kong for it’s patent “System and Method for Hight Throughput Screening of Cancer Cells, as noted in our Press Release of that date.

On May 10th, 2022, the Company received final approval from Finra for a 1:120 reverse share split of the Company’s common stock, and name change to the current “CNBX Pharmaceuticals Inc.”, as noted in the 8K filed with the SEC that day.

During the nine months ended May 31, 2022, the Company issued 20,027 shares of its common stock to an investor as a result of a convertible loan exercise in the sum of $225,228.

Note 6 – Subsequent Events

On June 15th, 2022, the company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $154,250.00. ($154,000 net of issuance expenses) . The Convertible Promissory Note carry interest of 9% and due on June 15th 2023.

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

Results of Operations

For the Three Months Ended May 31st, 2022 and 2021

Operating Expenses

For the three months ended May 31st, 2022, our total operating expenses were $635,006 compared to $676,252 for the three months ended May 31, 2021, resulting in a decrease of $41,246. The decrease is attributable to a total increase of $260,535 in general administration, and sales and marketing expenses and a decrease of $301,781 in research and development expenses.

We realized financial loss of $46,646 for the three months ended May 31st, 2022, compared to incurring financial loss of $647,532 for the three months ended May 31, 2021. The decrease in financial expense was mainly attributable to a convertible loan valuation expense of $612,421. As a result, the net loss was $681,652 for the three months ended May 31st, 2022, compared to a net loss of $1,323,775 for the three months ended May 31, 2021.

Net Loss

Net loss was $681,652 compared to net loss $1,323,775 for the three months ended May 31st, 2022, for the reasons noted supra.

For the nine Months Ended May 31st, 2022 and 2021

Operating Expenses

For the nine months ended May 31st, 2022, our total operating expenses were $2,475,617 compared to $2,003,853 for the nine months ended May 31, 2021, resulting in an increase of $471,764. The increase is attributable to a total increase of $752,613 in general administration, and sales and marketing expenses mostly due to share based payment of $ 635,587 and partially offset by an decrease of $280,848 in research and development expenses.

We realized financial loss of $767,926 for the nine months ended May 31st, 2022, compared to financial loss of $705,412 for the nine months ended May 31, 2021. The increase in financial expense was mainly attributable to exchange differences in total of $48,484 and a convertible loan valuation expenses of $718,392, As a result, the net loss was $3,243,543 for the nine months ended May 31st, 2022, compared to a net loss of $2,513,297 for the three months ended May 31, 2021.

Net loss

Net loss was $3,243,543 compared to net income of $2,513,297 for the nine months ended May 31st, 2022 and May 31, 2021, for the reasons explained supra.

Other comprehensive profit

We incurred another comprehensive gain of $605,740 for the nine months ended May 31st, 2022. The gain was mainly attributable to a valuation of a financial asset, consisting of the Company’s shares held in Sativus, in the total amount of $239,478 As a result; the total comprehensive gain was $3,849,283 for the nine months ended May 31st, 2022.

Liquidity and Capital Resources

Overview

As of May 31st, 2022, we had $96,277 in cash compared to $1,968,291 on August 31, 2021. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the nine Months Ended May 31st, 2022 compared to the nine Months Ended May 31, 2021

We used cash in operations of $1,529,683 for the nine months ended May 31st, 2022 compared to cash used in operations of $1,911,094 for the nine months ended May 31, 2021. The negative cash flow from operating activities for the nine months ended May 31st, 2022 is primarily attributable to the Company's net loss from operations of $3,243,543, offset by depreciation of $151,239, an increase in accounts payables and accrued liabilities of $142,082, a decrease of $66,560 in account receivables and prepaid expenses, convertible loan valuation of $718,392, and share based payment in a total of $635,587.

We had cash used from investing activities of $513 during the nine months ended May 31st, 2022, compared to cash flow from investing activities of $645,968 for the nine months ended May 31, 2021. The cash flow from investing activities is due to the Company’s Realization of Wize Pharma Inc shares of $645,968 and its purchase of fixed assets in the aggregate amount of $943.

We had cash flow from financing activities of $240,000 during the nine months ended May 31st, 2022, compared to $2,456,750 for the nine months ended May 31, 2021. The reason for the increase in cash flow from financing activities is due to the Company’s issuance of a convertible loan.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2021 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2021, included in our Annual Report on Form 10-K as filed on November 4th, 2021, for a discussion of our critical accounting policies and estimates.

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

(b)	Changes in Internal Control over Financial Reporting

Since our annual report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending May 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNBX Pharmaceuticals Inc.

Date: July 14, 2022	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2022	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

