Form 10-K
period 2022-08-31
CNBX Pharmaceuticals Inc.
filed 2022-11-30
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

On August 31st, 2022, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,809,687, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $3.4. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of November 29, 2022, the registrant had 1,257,927 shares of its Common Stock, $0.0001 par value, outstanding.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company”, and “CNBX” means CNBX Pharmaceuticals Inc., unless otherwise indicated.

ii

PART I

Item 1. Description of Business

CNBX PHARMACEUTICALS, INC. is based in Bethesda, Maryland, is a clinical stage company dedicated to discovery, development and commercialization of novel cannabinoid-based products and innovative technologies for the treatment of cancer. Our first lead product candidate is a Cannabics SR, the oral capsule developed for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS). Our leading anti-neoplastic drug candidate under development for Colorectal Cancer (CRC) is RCC-33.

Historically we were previously an exploration stage mining company which transitioned into a bio-tech company in 2014.

Our corporate address is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814; Telephone (877) 424-2429.

The Company was previously engaged in the oil and gas exploration business. On April 29th, 2014, the Company began a new direction and the majority of the Shareholders of the Company elected the Board of Directors and renamed the Company CNBX Pharmaceuticals Inc. The Company’s R&D is conducted in a Government licensed lab facility in Israel with the focus of development of cannabinoid-based therapies, medications and administration routes for treatment of cancer.

History:

CNBX Pharmaceuticals Inc. was incorporated on September 15, 2004, under the laws of the State of Nevada, as Thrust Energy Corp., for the purpose of acquiring undivided working interests in small oil and gas exploration properties and non-operating interests in both producing and exploration projects throughout the United States and Canada.

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

On August 25, 2014, CNBX Pharmaceuticals Inc. incorporated a wholly owned subsidiary in Israel, named “G.R.I.N Ultra Ltd”, dedicated to advanced research and development.

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

On May 10, 2022, the Company changed its name from “Cannabics Pharmaceuticals Inc.” to the current CNBX Pharmaceuticals Inc.; effectuated a one-for-one hundred twenty (1:120) reverse split of the issued and outstanding shares of common stock of the Company and decreased its authorized shares of preferred stock from 100,000,000 to 5,000,000 as noted in the 8K of May 13th, 2022.

On July 20th, 2022, Dr. Eyal Ballan resigned his position as Chief Technical Officer, and was replaced by Dr. Sanja Goldberg as noted in the 8K of July 24th, 2022.

On November 8th, 2022 the Company announced that it has acquired controlling interest in TaGeza Biopharmaceuticals Ltd. The TaGeza research team remains committed to the Company and co-founder Prof. Benjamin Dekel (MD, PhD) will continue to serve as the Company Chief Scientist; Gabriel Yariv, to assume deposition of TaGeza Biopharmaceuticals CEO.

Our Business:

Company Overview

We are a clinical-stage company specializing in the discovery, development and commercialization of novel cannabinoid-based products and innovative technologies for the treatment of cancer.

Our first lead product candidate is Cannabics SR the oral capsule developed for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS), showed promising results in a peer-reviewed clinical study that concluded the results justify a larger clinical study. For oncology, we intend to pursue a broad strategy of combining our technology platforms with conventional oncology therapies, based on their mechanisms of action, safety profiles and versatility. Our leading anti-neoplastic drug candidate under development for Colorectal Cancer (CRC) is RCC-33, a first-in-class therapy being developed primarily in two settings: one to reduce tumor cell activity in CRC patients as a standalone in neoadjuvant treatment or “window of opportunity” at the time after colonoscopy, prior to cancer staging; and another for patients with refractory to therapy and adjuvant to surgery also at the time after colonoscopy. Neoadjuvant treatment is the administration of antitumor therapy as a first step to shrink a cancerous tumor prior to surgical intervention. We intend to initiate Phase I/II clinical trials for both candidates in 2023.

1. General:

CNBX Pharmaceuticals Inc. is a clinical stage pharmaceutical company primarily focused on the development of novel cannabinoid-based products and innovative technologies for the treatment of cancer.

The company is currently preparing to launch Phase I/II (a) clinical study in 2023, for the evaluation of its lead drug candidates Cannabics SR for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS) and RCC-33 for the treatment of colorectal cancer. The company’s activities are centered around the company’s biological laboratory facilities located in Rehovot Israel, where our scientific team leads the company’s research and development efforts.

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

Patients were administered 2 × 10 mg of Cannabics SR per 24 hours for six months. During the study, after some patients reported several psychoactive side effects, the dosage of each capsule was reduced to 5 mg. Almost no side effects were reported with the 5 mg dosage. Participants were weighed at each physician visit. The primary objective of the study was a weight gain of ≥10% from baseline. Of 24 patients who agreed to participate in the study, 17 started the Cannabics SR treatment, but only 11 received the capsules for more than two weeks. Three of six patients who completed the study period met the primary end-point. The remaining three patients had stable weights. In quality-of-life questionnaires patients reported less appetite loss after the Cannabics SR treatment (p=0.05). According to patients’ self-reports, improvement in appetite and mood as well as a reduction in pain and fatigue was demonstrated.

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

Figure 1: Appetite loss among the six patients who completed Cannabics SR treatment, as reported on European Organization of Research and Treatment of Cancer Quality of Life Questionnaire (EORTC QLC-C30)

Commercialization

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

Cancer and Cancer Anorexia Cachexia Syndrome (CACS) Market Analysis

The dynamics of the cancer cachexia market are expected to shift in the coming years as a result of the positive outcomes of some of the rare candidates during the development stage by key players that are in the early stages of clinical development have the potential to create a significant positive shift. The emerging therapies are projected to be launched during the forecast period. In addition, the dearth of effective therapies for this condition presents a great opportunity for pharma companies to create novel drugs because there is less competition in the cancer cachexia market. Moreover, the rising awareness about the condition is also impacting the growth of the cancer cachexia market positively.

The Global Cancer Cachexia Market Size is projected to reach USD 2.93 billion by 2027, exhibiting a CAGR of 4.8% during the forecast period [2020-2027].

https://www.fortunebusinessinsights.com/cancer-cachexia-market-103262

North America region holds the largest market share of the global Cancer Anorexia-Cachexia Syndrome Drug North America is expected to hold a large market share in the global Cancer Anorexia-Cachexia Syndrome Drug Market due to the growing incidence of cancer cases. The International Agency for Research on Cancer (IARC) claims 13 million new cancer cases worldwide. The World Cancer Report provides that the incidence rate of new cancer cases is increased by 50% to 15 million in 2020. The existence of a highly developed healthcare system, the high degree of acceptance by medical practitioners of novel products, the total availability of advanced technological tools, FDA approval of new drugs and many companies are developing oncology products ( https://www.datamintelligence.com/research-report/ cancer-anorexia-cachexia-syndrome-drug-market)

2.2 RCC-33: colorectal cancer treatment drug candidate:

Our anti-neoplastic flagship product under development, RCC-33, is an antitumor drug candidate for the treatment of colorectal cancer, which is the 3rd most diagnosed and 2nd most lethal of all cancers, with approximately 2M new cases being diagnosed annually worldwide and a current market estimated at $12B, and which is expected to reach $17B by 2027.

The RCC-33 proprietary formula consists of a specific synthetic cannabinoid molecular composition that has demonstrated the potential to reduce colorectal cancer tumor volume by over 30% in repeated in-vivo studies performed.

Overview

Cancer and Cannabinoids

Cancer is a general term used to describe a group of more than 100 related diseases characterized by uncontrolled growth and spread of abnormal cells, leading to the development of a mass commonly known as a tumor, followed by invasion of the surrounding tissues and subsequent spread, or metastasis, to other parts of the body. Despite enormous investment in research and the introduction of new treatments, cancer remains a critical area of unmet medical need. According to the World Health Organization, cancer is the second leading cause of mortality worldwide, responsible for an estimated nearly 10 million deaths in 2021. As of January 1, 2019, there were more than 16.9 million people with a history of cancer living in the United States, with 1.9 million new cases and 609,360 cancer deaths expected in 2022 (Source: American Cancer Society. Cancer Facts & Figures 2022).

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

Figure 2: Synergistic effects of cannabis extracts and chemotherapies on cancer biopsy after treatment with the same extract and three different chemotherapy combinations

As of the date of this filing, we are not aware of any cannabinoid-based therapies approved for the anti-cancer treatment.

Our lead product candidate is RCC-33, which we are developing as a treatment for CRC. RCC-33 is an oral capsule containing a proprietary formulation of cannabinoids that have demonstrated synergistic efficacy in reducing the viability of human colon cancer cell lines in preclinical studies.

Colorectal Cancer

CRC is one of the more common forms of cancer worldwide, representing a significant challenge to the global healthcare system. According to the World Health Organization, CRC is the third most diagnosed cancer in the world and the second-leading cause of cancer-related mortality. In the United States, there were approximately 1,369,005 people living with CRC in 2019(Source: National Cancer Institute. “Cancer Stat Facts: Colorectal Cancer”). In 2022, an estimated 151,030 cases of colon cancer and 44,850 cases of rectal cancer will be diagnosed in the US, and a total of 52,580 people will die from these cancers (Source: American Cancer Society. “Cancer Facts & Figures 2022”).

Most CRCs begin as a noncancerous growth called a polyp that develops on the inner lining of the colon or rectum. The most common kind of polyp is called an adenomatous polyp or adenoma. According to the American Cancer Society, an estimated one-third to one-half of all individuals will eventually develop one or more adenomas. Although all adenomas have the capacity to become cancerous, fewer than 10% are estimated to progress to invasive cancer. The likelihood that an adenoma will evolve into cancer increases as it becomes larger or when it acquires certain histopathological characteristics. Adenomas that become cancerous, called adenocarcinomas, comprise nearly 96% of all CRCs (Source: American Cancer Society. “Colorectal Cancer Facts & Figures 2020-2022”). Adenocarcinomas may grow into blood vessels or lymph vessels, increasing the chance of metastasis to other anatomical sites.

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

Figure 3: Synergistic effects of different cannabinoid combinations on viability of a colon cancer cell line.

RCC-33

We are developing RCC-33 as an oral capsule or solution containing high concentrations of the cannabinoids CBDV and CBGA in a novel formulation, which we believe may be effective in the treatment of adenocarcinomas of the colon. The cannabinoids in RCC-33 have demonstrated complex synergistic anti-tumor effects in combination, with no psychoactive effect. In our preclinical in vitro studies evaluating the influence of 15 different cannabinoids on human colon cancer cell lines (RKO, HCT116), alone and in combination, RCC-33 demonstrated clear efficacy in reducing the viability of colon cancer cells versus alternative cannabinoid combinations. Importantly, we could detect significant reduction effect on tumour development in mice inoculated with human colorectal cancer cells.

Development Plan

The company is currently preparing to launch Phase I/II (a) clinical study in 2023, for the evaluation of its lead drug candidates Cannabics SR for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS) and RCC-33 for the treatment of colorectal cancer. We plan to conduct further preclinical studies to establish the safety and efficacy before proceeding with first-in-human clinical testing.

Preclinical Studies

We plan to conduct non-clinical safety studies following Good Laboratory Practice (GLP) to evaluate the systemic and local toxicity of escalating doses of RCC-33 and establish dosing parameters. The results of these preclinical studies, which are expected in 2023, will guide our planned Phase I/II(a) clinical trial. The non-clinical requirements to support the development program will be verified with the FDA at a pre-IND meeting. Such studies may include repeated dose toxicity studies, male and female fertility studies, embryofetal development studies, animal abuse related studies, pharmacokinetics studies, drug-drug interaction studies, and others.

Clinical Trials

We plan to evaluate the safety, tolerability, and pharmacokinetic properties of Cannabis SR and RCC-33 in a Phase I/II(a) ascending dose clinical trial in CRC patients, commencing in the first quarter 2023. The clinical trial will examine the tolerability, pharmacokinetics, pharmacodynamics, and efficacy of multiple doses of RCC-33 in CRC patients. We are currently identifying potential contract research organizations and clinical trial centers to conduct the Phase I/II(a) human proof of concept study, which is estimated to cost $6,500,000. As of the date of this filing, however, the Company does not have sufficient funds to complete the Phase I/II(a) study.

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

Our Pipeline:

In addition to RCC-33, our colorectal cancer treatment drug candidate, the company has several other drug candidates under development, including PLP-33 for the local treatment of Lateral Spreading, or Sessile, colorectal polyps during colonoscopy, BRST-33 for the treatment of breast cancer, MLN-33 for the treatment of Melanoma and PRST-33 for the treatment of prostate cancer. These additional drug candidates are in the early stage of development and the company expects to complete the in-vivo research for each product by end of 2023. (see Fig. 4).

Fig. 4

2.3 Product lines currently not actively developed:

The company has several product lines that are currently not being actively developed following company’s decision to focus its resources and attention exclusively on the development of its FDA route drug candidates, and SR Capsule described above. The product lines not actively developed include:

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

Fig5. Asco Guidelines for neoadjuvant therapy in breast cancer

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

3.3. Cancer Immunotherapy:

Our business strategy is to advance our programs through clinical studies with partners, and to opportunistically add programs in areas of high unmet medical needs through acquisition, collaboration, or internal development.  Despite significant advances in oncology, there is still a large unmet need in treating patients with solid tumors, especially those with advanced disease who are refractory or unresponsive to currently available drugs. A business and clinical synergism of CNBX Pharmaceuticals and Tageza Pharmaceuticals is advancing towards unique therapeutics and optimizing their combination to expand oncology treatment options to cancer patients. The team work will be a unique collaboration of experienced scientist, physicians and exceptional healthcare research professionals. Within the partnership, CNBX Pharmaceuticals leverages it’s the cutting-edge infrastructure platform to support Tageza at various stages of drug development, including, target validation, compound validation and pre-clinical and clinical trial optimization. From Tageza Pharmaceutical partnership side, the clinical experience from one of the biggest Oncology Centers, access to data and insights as a result of large cohorts of patients during treatment, can be validated to determine patients who are most likely to benefit from novel cannabinoid treatments.

Patients undergoing most of currently existing treatments benefit a reduction in tumor size but often relapse and develop more aggressive disease. The residual population of chemotherapy-resistant tumor cells is enriched by Tumor Initiating Cells (TIC) previously known as cancer stem cells (CSC). The TaGeza technology is targeting TIC/ CSC by re- purposing small molecules and generating specific antibody generation for targeted immunotherapy ADC (Antibody drug conjugates).

CSCs were first found in colorectal cancer. Because of its heterogeneity, drug resistance etc., it was difficult to completely eliminate CSCs using traditional treatment methods. The remaining CSCs can cause tumor recurrence and invasion, and ultimately the death of the patient. Therefore, developing a therapy that can effectively target CSCs will greatly promote the treatment of GI cancers (Sun, Y., Li, B., Cao, Q. et al. Targeting cancer stem cells with polymer nanoparticles for gastrointestinal cancer treatment. Stem Cell Res Ther 13, 489 (2022). https://doi.org/10.1186/s13287-022-03180-9)

Antibody Drug Conjugates ADC

Antibody–drug conjugate (ADC) is a new emerging class of highly potent pharmaceutical drugs, which is a great combination of chemotherapy and immunotherapy. Antibody–drug conjugate (ADC) is typically composed of a monoclonal antibody (mAbs) covalently attached to a cytotoxic drug via a chemical linker. It combines both the advantages of highly specific targeting ability and highly potent killing effect to achieve accurate and efficient elimination of cancer cells, which has become one of the hotspots for the research and development of anticancer drugs. Since the first ADC, Mylotarg® (gemtuzumab ozogamicin), was approved in 2000 by the US Food and Drug Administration (FDA), there have been 14 ADCs received market approval so far worldwide. Moreover, over 100 ADC candidates have been investigated in clinical stages at present. This kind of new anti-cancer drugs, known as “biological missiles”, is leading a new era of targeted cancer therapy. The target antigen expressed on tumor cells is the navigation direction for ADC drugs to identify tumor cells and it also determines the mechanism (e.g., endocytosis) for the delivery of cytotoxic payloads into cancer cells. Hence, an appropriate selection of target antigen is the first consideration for the designation of ADC. In order to reduce off-target toxicity, the targeted antigen firstly should be expressed exclusively or predominantly in tumor cells, but rare or low in normal tissues.22 The antigen is ideally a surface (or extracellular) antigen (Fu, Z., Li, S., Han, S. et al. Antibody drug conjugate: the “biological missile” for targeted cancer therapy. Sig Transduct Target Ther 7, 93 (2022). https://doi.org/10.1038/s41392-022-00947-7) The ADC Market indicators

Global sales of currently marketed ADCs are forecast to exceed US$16.4 billion in 2026. The market for ADCs is set to grow further beyond 2026, as novel agents enter clinical practice across several oncology indications. https://www.nature.com/articles/d41573-021-

  4. Outsourced GMP manufacturing and commercial operation:

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

5.       Core activities:

5.1.  Drug Discovery

Conduct all screening and pre-clinical research at in-house state of the art laboratory facilities

Our Research and Development:

To address these problems and improve clinical outcomes, CNBX Pharmaceuticals focuses on the development of diagnostics that monitor cancer progression and cannabinoid-cancer sensitivity tests to tailor treatment of cancer with cannabinoid medicine. Utilizing novel High-Throughput Screening (HTS) methods to perform studies on cancer cell lines and on circulating tumor cells (CTC) derived from cannabis medicated patients.

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

The Company’s current patent applications:

Title	Application/Patent No.	Country	Status	Filing Date
System and Method for High-throughput Screening of Cancer Cells	Utility patent application no. 15/559,052	United States	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application no. 2983557	Canada	Allowed	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application no. 201717032756	India	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent no. 254571	Israel	Granted	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application no. 2016268526	Australia	Granted	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Regional patent no. 3304085	Europe	Granted Validated in: France, Germany, Great Britain, Italy, Liechtenstein Netherlands, Switzerland	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent application no. 1120170217678	Brazil	Pending	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent no. 382296	Mexico	Granted	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent no. 2017/06960	South Africa	Granted	04/05/2016
System and Method for High-throughput Screening of Cancer Cells	Patent no. 1253861	Hong Kong	Granted	04/05/2016
Cannabinoid Compositions, Methods of Manufacture and Use Thereof	Patent application no. 244278	Israel	Pending	24/02/2016
Cannabinoid Compositions, Methods of Manufacture and Use Thereof	Patent application no. 3054392	Canada	Pending	23/02/2017
Method for Sensitivity Testing of Cannabinoids on Patient-Derived Tumor Biopsies and CTCs	Patent application no. 273060	Israel	Pending	02/01/2018
Method for Sensitivity Testing of Cannabinoids on Patient-Derived Tumor Biopsies and CTCs	Patent application no. 16/644,393	United States	Pending	02/01/2018
Method for Sensitivity Testing of Cannabinoids on Patient-Derived Tumor Biopsies and CTCs	Patent application no. 3074819	Canada	Pending	02/01/2018
Novel System and Method for Microbiome Profiling and Modulation by Means of Cannabis Administration	Utility patent application no. 16/182,726	United States	Pending	07/11/2018
Composition and method for treating cancer with cannabinoids	Patent application no. 17/918,410	United States	Pending	13/04/2021
Composition and method for treating cancer with cannabinoids	Patent application no. 297246	Israel	Pending	13/04/2021
Composition and method for treating cancer with cannabinoids	Patent application no. 21789130.8	Europe	Pending	13/04/2021
Compositions Comprising Cannabinoids And Methods of Use Thereof in The Treatment of Cancer	PCT international patent application no. PCT/IL2022/051086	WIPO	Pending	12/10/2022

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

Prof. Benjamin Dekel (MD, PhD)

Prof. Dekel (MD, PhD) is the Head of the Israeli Stem Cell Society, and heads the Pediatric Nephrology Division and the Pediatric Stem Cell Research Institute at the Sheba Medical Center. He is also Associate Dean for Clinical Research Innovations and Development, and Chair of Nephrology and Director of the Center of Regenerative Medicine, at Tel Aviv University.

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

As the medical use of cannabis increasingly receives government approval worldwide, we face growing competition from many new and existing companies seeking to develop cannabinoid-based therapies. Companies currently known to be developing cannabinoid-based human therapeutics include GW Pharmaceuticals PLC, Cannabis Science Inc., InMed Pharmaceuticals Inc., Emerald Bioscience Inc., Corbus Pharmaceuticals Holdings Inc., Zynerba Pharmaceuticals Inc., PharmaCyte Biotech, Inc., Tetra Bio-Pharma Inc. and Cure Pharmaceutical Holding Corp.

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

7.  Competitive Factors

The Pharmaceutical industry is highly competitive and we will be competing with many other and better financed companies. We are a clinical stage and early stage-biotech pharmaceutical company, with relatively deminimis cash flow. We compete with other early-stage bio-tech and pharmaceutical companies for financing from a limited number of investors that are prepared to make investments in early-stage development companies. The presence of competing early-stage pharmaceutical companies may impact on our ability to raise additional capital in order to fund our research and development if investors are of the view that investments in competitors are more attractive based on their subjective analysis of our company, the general market conditions and the price of the investment offered to investors.

8.  Regulations

CNBX Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not produce, manufacture or provide any product in any location. We are duly licensed by the Israeli Health Ministry for our research in Israel. Beyond the Israeli Health Ministry (by whom we are licensed) and the FDA regulatory pathway for our drug candidates as described above, we are not under the aegis of any Federal or State regulatory scheme as we have no manufacturing activity. Any licensee whom we engage must be duly licensed and certified according to all pertinent local government regulations in their jurisdiction. The Company is exploring drug development within approved laboratory clinical trial settings conducted within approved regulatory frameworks. Should any prescription drug product be developed by the Company, such drug product will not be commercialized prior to receipt of applicable regulatory approval, which will only be granted if clinical evidence of safety and efficacy for the intended use(s) is successfully developed.

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

For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the number of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

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

9.  Employees

As of August 31, 2022, the Company had 5 employees, two of which were our Directors Gabriel Yariv and Eyal Barad, which along with our counsel and CFO were given monthly salaries. Aside from counsel, all employees reside in Israel.

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

We are an early-stage biotechnology company. As of August 30, 2020, we had five employees and several key consultants. Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Dr Sanja Goldberg, our Chief Technology Officer. If we lose the services of Dr. Goldberg’s or any other executive officers or significant employees, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for or any other executive officer.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 31, 2022, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

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

At August 31, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, our disclosure controls and procedures were effective as of that date. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as of August 31, 2022.

Since that time, we have implemented a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, "Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. Remediation measures include adding additional resources in our finance function, addition of qualified financial professionals and formation of our Audit Committee. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2022. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

The market price of our common stock has been highly volatile. Between September 1st, 2021, and August 31st, 2022, the sales price of our stock on the OTCQB ranged from a low of $0.16 per share to a high of $0.45 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of August 31, 2022, Cannabics Inc., a Delaware corporation owns 57.6% of our common stock. Our three Directors are also holders of shares in Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices and laboratory are located in Eli Horovitz Street, 12 Rehovot Israel. We lease the property of our laboratory in Rehovot, Israel, the monthly lease is $6,500 per month. Our current lease terminates at the end of February 2024, though we have a two additional one-year option, which management intends to execute prior to that time.

As security for its obligation under a property lease agreement, car lease and credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $20,000.

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

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCQB”) under the symbol "CNBX". As of October 14th, 2022, the Company’s common stock was held by 76 shareholders of record, which does not include shares that are held in street or nominee name.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On October 14th, 2022, the shareholders' list of our shares of common stock showed 76 registered holders of our shares of common stock and 148,661,247 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, which as of last quarter was in excess of 35,000.

Issuer Purchases of Equity Securities

During the years ended August 31, 2022, and August 31, 2021, there were no repurchases of the Company’s common stock by the Company.

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

 Overview

The Company was incorporated in the State of Nevada, on September 15, 2004, as Thrust Energy Corp. On May 5, 2011, the Company changed its name to American Mining Company. Our principal offices are in Bethesda, Maryland. On May 21st, 2014 the Company changed its name to its current CNBX Pharmaceuticals Inc.

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

Results of Operations

Year ended August 31, 2022 compared to the year ended August 31, 2021

Revenues

We had no revenues for the year's ended August 31, 2022, and August 31, 2021.

Operating and Other Expenses

For the year ended August 31, 2022, our total operating expenses were $2,953,970 compared to $2,600,177 for the year ended August 31, 2021. The increase is attributable mainly to general and administrative of $946,313 and decrease in research and development expenditures of $588,252. The increase in the general and administrative expenses attributed mainly to Share based payment expenses of $695,103, Salary expenses of $236,933, Insurance of $36,045, other expenses of $21,735 and decrease in Legal and professional fees of $43,503

We realized financial loss of $769,280 for year August 31, 2022, compared to financial loss of $594,270 for year August 31, 2021. The increase in financial expense was mainly attributable to exchange differences in total of$36,586 and a convertible loan valuation expense of $15,374 and decrease in capital gain of $183,168 and other expenses of $59,000. Asa result, the net loss was $3,723,250 for the year August 31, 2022, compared to a net loss of $3,194,447 for year August 31, 2021.

The net loss for the year ended August 31, 2022, was $3,723, 250 compared to net Income of $3,194, 447 for the year ended August 31, 2021.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2022, as well as August 31, 2021, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2022, has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2022 compared to the year ended August 31, 2021

As of August 31, 2022, we had $117,515 cash compared to $1,386,472 as of August 31, 2021. The Company used cash in operations of $1,679,192 for the year ended August 31, 2022, compared to cash used in operations of 2,492,913 for the year ended August 31, 2021.

During the year ended August 31, 2022, the Company's investing earned totaled $25,229. This compares to net cash used for investing activities in the year ended August 31, 2021, in the amount of $645,025.  The difference reflects primarily of realized held for trading investments and purchase of fixed assets.

During the year ended August 31, 2022, the company had net cash earned from financing activities of $389,858. This compares to $2,456,750 in the year ended August 31, 2021.

Year ended August 31, 2021 compared to the year ended August 31, 2020

Revenues

The revenues for the year ended August 31, 2021 totaled to $7,157 compared to $9,843 for the year ended August 31, 2020.

Operating and Other Expenses

For the year ended August 31, 2021, our total operating expenses were $3,050,609 compared to $3,313,450 for the year ended August 31, 2020. The decrease is attributable mainly to sales and marketing expenses of $228,166, decrease in general and administrative of $173,378, and increase in research and development expenditures of $138,702. The decrease in the sales and marketing expenses attributed mainly to the company PR services of $21,665, had none travel abroad and conferences expenses for the year ended August 31, 2021 comparing to $125,672 and $51,817 respectively for the year ended August 31, 2020.

The net loss for the year ended August 31, 2021, was $7,467, 463 compared to net Income of $1,132,970 for the year ended August 31, 2020.

Liquidity and Capital Resources during the year ended August 31, 2021 compared to the year ended August 31, 2020

As of August 31, 2021, we had $777,611 in cash compared to $265,982 as of August 31, 2020. The Company used cash in operations of $2,774,954 for the year ended August 31, 2021 compared to cash used in operations of $3,093,782 for the year ended August 31, 2020.

During the year ended August 31, 2021, the Company's investing earned totaled $3,286,584. This compares to net cash used for investing activities in the year ended August 31, 2020 in the amount of $5,251,115. The difference reflects primarily of realized held for trading investments and purchase of fixed assets.

During the year ended August 31, 2021, the Company's had no financing activities. This compares to net cash earned from financing activities in the year ended August 31, 2020 in the amount of $7,217,270.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CNBX Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNBX Pharmaceuticals Inc. (“the Company”) as of August 31, 2022, and 2021 and the related statements of operations, changes in stockholders' deficit and cash flows, for each of the years ended August 31, 2022 and 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022, and 2021, and the results of its operations and its cash flows for each of the periods ended August 31, 2022 and 2021, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 1 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-	We evaluated whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

-	We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-	We added explanatory paragraph to the audit report.

Convertible Loan-refer to note 6 of the financial Statements

Critical audit matter description

In order to raise funds, the company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor for a private placement of senior secured convertible notes totaling up to an aggregate of $2,750,000 to be issued in three tranches subject to the achievement of certain milestones.

At this time a portion of the loan has been converted to common shares. While the loan is presented on the books as a liability, the company expects that the entire amount will be converted to share capital. If the lender were to request payment in kind the company would possibly not have sufficient to repay the loan, therefore we consider this a critical audit matter/

How the Critical Audit Matter was addressed in the Audit

-	We evaluated whether it is reasonable to expect the loan to be converted to share capital or if the company will be required to pay cash

/s/ Weinstein International. C.P.A.

We have served as the Company's auditor since 2019.

Tel - Aviv, Israel
November 29, 2022

CNBX PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$117,515	$1,386,472
Prepaid expenses and other receivables	80,772	204,375
Total current assets	198,287	1,590,847

Available for sale Investment	176,087	845,218

Equipment, net	436,792	642,896

Total assets	$811,166	$3,078,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$461,128	$177,505
Convertible loan	1,758,702	871,896
Due to a related party	223,645	223,645
Total current liabilities	2,443,475	1,273046

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 1,257,927 and 148,661,247*shares issued and outstanding at August 31, 2022 and August 31, 2021 respectively.	124	14,475 *
Additional paid-in capital	18,031,869	17,063,363
Issuance of warrants	3,459,510	3,459,510
Other comprehensive loss	(2,574,846)	(1,905,715)
Accumulated deficit	(20,548,968)	(16,825,718)
Total stockholders' equity (deficit)	(1,632,311)	1,805,915

Total liabilities and stockholders' equity	$811,166	$3,078,961

The accompanying notes are an integral part of the financial statements

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2022	2021
Operating expenses:
Research and development expense	$1,183,281	$1,771,533
General and administrative expenses	1,770,689	828,644

Total operating expenses	2,953,970	2,600,177

Loss from operations	(2,953,970)	(2,600,177)
Other income
Capital Gain	12,800	195,968
Financial (loss) income, net	(782,080)	(790,238)

Net (loss) income	$(3,723,250)	$(3,194,447)

(Loss) Profit from available for sale assets	(669,131)	868,696

Total comprehensive (loss) income	(4,392,381)	(2,325,751)

Net (loss) per share - basic and diluted:	$(3.59)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	1,222,641	138,519,509 *

The accompanying notes are an integral part of the financial statements.

 * On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year Ended August 31,
	2022	2021
Cash flows from operating activities:
Net (Loss) Profit	$(3,723,250)	$(3,194,447)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	198,527	220,926
Stock issued for services	728,869	33,767
Convertible loan valuation	722,236	706,862
Profit from held for trading investments	–	–
Capital Gain	(12,800)	(195,968)
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	123,603	(10,418)
Accounts payable and accrued liabilities	283,623	(53,635)
Net cash used in operating activities	(1,679,192)	(2,492,913)

Cash flows from investing activities:
Sale of equipment	26,885	–
Available for sale investments	–	645,968
Acquisition of equipment	(1,656)	(943)
Net cash used in investing activities	25,229	645,025

Cash flows from financing activities:
Proceeds from issuance of a Convertible loan	389,858	2,456,750
Net cash provided by financing activities	389,858	2,456,750

Net increase (decrease) in cash	(1,264,105)	608,862

Effect of exchange rate fluctuations on cash	(4,853)	–
Cash and cash equivalents at beginning of year	1,386,473	777,611

Cash and cash equivalents at end of the year	$117,515	$1,386,473

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$225,286	$1,340,103

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in	Other comprehensive		Accumulated	Total stockholders’ equity
	*Shares	Amount	capital	Loss	Warrants	deficit	(deficit)
Balance, August 31, 2020	1,125,670	$113	$15,372,311	$(2,774,411)	$2,784,387	$(13,631,271)	$1,764,524

Issuance of common stock for services	3,060	37	75,388	–	–	–	75,425

Issuance of warrants	–	–	–	–	675,123	–	675,123

Other comprehensive profit	–	–	–	868,696	–	–	868,696

Exercise of a Convertible loan to shares of common stock.	77,500	930	1,615,664	–	–	–	1,616,594

Net loss for the year ended August 31, 2021	–	–	–	–	–	(3,194,447)	(3,194,447)

Balance, August 31, 2021	1,206,230	$14,475	$17,063,363	$(1,905,715)	$3,459,510	$(16,825,718)	$1,805,915

Share based Payment	–	–	728,869	–	–	–	728,869

Exercise of a Convertible loan to shares of common stock.	20,027	2	225,284	–	–	–	225,286

Post-split adjustment	12,402	(14,353)	14,353	–	–	–	–

Other comprehensive loss	–	–	–	(669,131)	–	–	(669,131)

Net loss for the year ended August 31, 2022	–	–	–	–	–	(3,723,250)	(3,723,250)

Balance, August 31, 2022	1,238,659	$124	$18,031,869	$(2,574,846)	$3,459,510	$(20,548,968)	$(1,632,311)

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2022

Note 1 – Nature of Business, Presentation and Going Concern

Organization

CNBX Pharmaceuticals Inc. (the "Company"), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp. The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,723,250 for the year ended August 31, 2022 and has incurred cumulative losses since inception of $20,548,968. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2022 and 2020, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s U.S. bank accounts.

Equipment, net

Equipment at August 31, 2022 consists of computer equipment, office equipment and cars recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years for computer equipment, 14 years for office equipment and 7 years for cars. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $198,527 and $220,926 for the years ended August 31, 2022, and 2021, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2022, the fair values of the Company’s level 1 financial instruments assets are in total of $176,087 and financial instruments liabilities of $1,758,702 at level 3.

As of August 31, 2022, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2022.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2022, and 2021.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2022, and 2020, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2022, and 2021.

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

Note 4 – Related Party Transactions

During the year ended August 31, 2022, and August 31, 2021, the Company paid approximately of $1,370,250 and $878,781 as compensation to other officers and directors.

Cannabics Inc. (the parent company) balance as of August 31, 2022, and at August 31, 2021 was $223,645. The advance is due on demand and bears no interest.

During the year ended August 31, 2022, the Company recorded a non cash expense of $728,869 as share based payment, to the company chairman, board members and advisor, compared to none for the year ended August 31, 2021.

Note 5 – Commitments and Contingencies

As security for its obligation under a property lease agreement, cars lease and credit cards of the Company’s subsidiary provided a bank guarantee in the amount of $20,000.

Note 6 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. The Company’s initial Articles authorized 5,000,000 preferred shares at .0001 par value, no other attributes have been assigned and no such shares have ever been issued.

Common Stock

On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

During the year ended August 31, 2022, the Company issued 20,027 (reverse split) shares of its common stock to an investor as a result of a convertible loan exercise in the sum of $225,226.

Stock Based Compensation

On October 6, 2021, the Compensation Committee adopted, and the Board ratified the Company’s Equity Incentive Plan. The Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are, and will be, responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

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

During November 2021, the company issued 62,500 options to directors and a consultant, the fair value of the said issuance was $1,049,250.

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.0001
Expected Volatility	111.0%
Risk Free Interest Rate	0.14%
Expected Term (years)	1-3
Expected Dividend Yield	0%

On May 2, 2022, the Compensation Committee approved amending the Plan to increase the number of shares reserved for issuance under the Plan to 15% of the common stock outstanding immediately following consummation of this offering.

Private Placement of Notes and Warrant

On December 16, 2020, we entered into a Securities Purchase Agreement (“SPA”) with an institutional investor for a private placement of senior secured convertible notes totaling up to an aggregate of $2,750,000 to be issued in three tranches subject to the achievement of certain milestones. The convertible notes include a conversion right, at the Investor’s option, to convert the convertible notes into shares of our Common Stock at a conversion price equal to the lower of (i) $42 per share or (ii) eighty percent (80%) of the average of the two lowest daily volume-weighted average price for the Company’s Common Stock during the ten (10) consecutive trading days preceding the conversion date (the “notes”). The investor has the right to have the conversion price reduced if we issue Common Stock or convertible notes at a lower conversion price than $42 during the period that the notes are outstanding. The notes are due one year from issuance. The notes will be interest free, but in the event of a default, they will bear annual interest at a rate of 18.00%. The SPA and the notes contain events of default, including, among other things, failure to repay the notes by the maturity date, and bankruptcy and insolvency events, that would result in the imposition of the default interest rate.

On December 21, 2020, we closed the first tranche and issued a note in the amount of $825,000 (the “Initial Note”). On February 22, 2021, we closed the second tranche and issued a second note in the amount of $550,000 (the “Second Note”). On April 23, 2021, we closed the third tranche and issued a third note in the amount of $1,375,000 (the “Note”). The Initial Note was issued at a discount of $75,000; the Second Note was issued at a discount of $50,000; and the Note was issued at a discount of $125,000. In addition, we issued to the Investor 32,614 shares of Common Stock as pre-delivery shares in accordance with the terms of the SPA, which shares will be deducted from the total number of shares to be issued to the Investor upon conversion of the Initial Note.

On April 23, 2021, we entered into a senior secured promissory note (the “Senior Secured Note”) for $1,375,000 with the institutional investor. This follows the SPA, a restated securities purchase agreement dated as of February 22, 2021, as well as accompanying documents for an aggregate principal amount of $2,750,000 having an aggregate original issue discount of 10%, and ranking senior to all outstanding and future indebtedness of the Company. In addition, the SPA granted the investor a right to receive 100% warrant coverage, and we issued a warrant to the investor for up to 45,833 shares of our Common Stock, which expires three years from the issuance date of the warrant, with an exercise price of $60 per share. The warrant may be exercised and converted to Common Stock at the investor’s option at any time until the expiration date. These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, as these securities were sold to “accredited investors” within the meaning of Regulation D.

On February 15, 2022, we entered into a forbearance agreements with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through March 7, 2022, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

On November 28, 2022, we entered into a forbearance agreements with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through December 12, 2022, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

On March 16, 2022, we issued to the investor a demand promissory note (the “Demand Note”) in the principal amount of $280,000 (the “Principal”) with an original issue discount of $40,000. The Demand Note is payable on demand at any time after the earlier to occur of (i) May 16, 2022, and (ii) the public or private offering of any securities by the Company (the “Next Subsequent Placement”). Any amount of Principal due under the Demand Note which is not paid when due shall result in a late charge being incurred and payable by the Company in an amount equal to interest on such amount at the rate of fifteen percent (15%) per annum from the date such amount was due until the same is paid in full (the “Late Charges”). With the agreement, the Principal and accrued and unpaid Late Charges under the Demand Note and amounts owed under the Senior Secured Note may be applied to all, or any part, of the purchase price of securities to be issued upon the consummation of an offering of securities by the Company to the investor. So long as any amounts remain outstanding under the Demand Note or the Senior Secured Note, all cash proceeds received by the Company on or after issuance of the Demand Note from the Next Subsequent Placement or any other sales of any securities of the Company shall be used to (x) first, repay the Demand Note and (y) second, repay the Senior Secured Note.

On November 28, 2022, we entered into a forbearance agreements with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through December 12, 2022, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in May 16, 2022 between the Company and the investor.

On June 15, 2022, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $154,250.00. ($154,000 net of issuance expenses). The Convertible Promissory Note carry interest of 9% and due on June 15th 2023.

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

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.50
Expected Volatility	117.0%
Risk Free Interest Rate	0.3%
Expected Term (years)	3
Expected Dividend Yield	0%

F-14

	2022		2021		2020
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Warrants outstanding as of September 1	87,500	$88.6	41,667	$120	44,667	$120
Issued	–	$–	45,667	$60	–	$–
Exercised	–	$–	–	$–	–	$–
Expired	–	$–	–	$–	(2,500)	$50.4
Warrants outstanding as of August 31	87,500	$88.6	87,500	$88.6	41,667	$120

Warrants exercisable as of August 31	87,500	$88.6	87,500	$88.6	41,667	$120

The weighted average remaining contractual life for the options outstanding as of August 31, 2022, was 3 years.

Note 8 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2022, as the Company had cumulative operating losses. For the years ended August 31, 2022, and 2021, the Company incurred net losses for tax purposes of $1,848,572 and $903,813, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2036.

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable is 23%.

As of August 31, 2022, the Subsidiary has an accumulated tax loss carry forward of approximately $12,373,689 (as of August 31, 2022, approximately $10,499,658). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2022	2021
United States statutory corporate income tax rate	21.0%	21.0%
Change in valuation allowance on deferred tax assets	-21.0%	-21.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2022	2021
US Deferred income tax assets:
Net operating loss carry forwards benefit	$2,576,499	$1,989,899
Valuation allowance	(2,576,499)	(1,989,899)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$2,804,533	$2,336,025
Valuation allowance	(2,804,533)	(2,336,025)
	$–	$–

	August 31,
	2022	2021
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$5,381,031	$4,325,924
Valuation allowance	(5,381,031)	(4,325,924)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $1,055,107 and decreased $710,180 for the years ended August 31, 2022, and 2021, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2022 and 2021. At August 31, 2022, the Company has net operating loss carry forwards of approximately $23,385,661 which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2022, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 9 – Subsequent Events

On September 28th, 2022, the Company announced the grant of its Australian Patent “System and Method for High Throughput Screening of Cancer Cells”

On September 29th, 2022, the Company announced the peer-reviewed publication of its sponsored preclinical study titled "The Effect of Isolated Cannabinoid Extracts on Polypoid Colorectal Tissue" in the International Journal of Molecular Sciences;

On November 8th, 2022 the Company announced that it has acquired controlling interest in TaGeza Biopharmaceuticals Ltd. The TaGeza research team remains committed to the Company and co-founder Prof. Benjamin Dekel (MD, PhD) will continue to serve as the Company Chief Scientist; Gabriel Yariv, to assume deposition of TaGeza Biopharmaceuticals CEO.

 The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Note 10 – General & administrate expenses

	For the year Ended August 31, 2022	For the year Ended August 31, 2021
Salaries and related expenses	$379,618	$142,685
Share based payment	728,870	33,767
Legal and professional fees	443,851	487,354
Insurance	93,192	57,147
Marketing expenses	15,977	20,245
Other expenses	109,181	87,446
	$1,770,689	$828,644

Note 11 – Financial (Income) expenses

	For the year Ended August 31, 2022	For the year Ended August 31, 2021
Interest and bank charges	1,273	2,391
Capital gain from selling of fixed assets	(12,800)	–
Capital gain from selling of available for sale investment	–	(195,968)
Loss (Gain) from convertible loan valuation	722,236	706,862
Currency exchange differences loss (profit)	58,571	21,985
Other financial expense	–	59,000
	$769,280	$594,270

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this annual filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of August 31, 2022, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 1, 2022, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

Changes in Internal Control Over Financial Reporting

Since our previous annual report, the Company has created an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the year ended August 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Name	Position	Age	Held Position Since
Sanja Goldberg	CTO	46	July 24, 2022
Uri Ben-Or	CFO	50	November 05, 2016
Inbar Maymon	Independent Director	44	July 1, 2021
Gil Feiler	Independent Director	62	July 15, 2021
Shaul Yemal	Independent Director	76	November 16, 2021
Eyal Barad	Director, CEO	57	November 13, 2018
Gabriel Yariv	Director, Chair of Board	45	October 2, 2019

Officer Qualifications:

Dr. Sanja Goldberg has held several Senior Researcher positions at Israel’s largest hospital, Sheba Medical Center’s Cancer Research Lab and Regenerative Research Lab. Additionally she has had several Executive positions, including at Compugen and at TaGeza Biopharma where she was VP of Research and Development. Dr. Goldberg obtained her Ph.D. in Cell Biology from the Department of Cell Biology and Genetics, Erasmus MC, Rotterdam, the Netherlands, in 2009, and has since led cutting edge science in her positions related to cancer and early-stage drug discovery activities.

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

Compensation Committee

The Compensation Committee, which is comprised exclusively of independent directors, is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee. The Compensation Committee convened, proposed, and the Board ratified the Compensation Committee Charter on November 25th, 2021.

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

Item 11. Executive Compensation

We recorded consulting expenses fees to three of our Directors, CFO and salary to three officers. For the current year ending August 31, 2022, our Directors and officers received a yearly salary of $1,370,250.

Summary Compensation Table

Executive Officer Compensation Schedules – See Section D of Main Questionnaire
Summary Compensation Table in For Fiscal 2022($)

Name	Salary	Consulting fees	Bonus	Stock awards	Share base payment	Cars Expenses	Nonqualified deferred compensation earnings ($)	Total ($)
Eyal Barad	246,167	–	–	–	–	22,982	–	269,149
Gabriel Yariv	230,856	–	–	–	489,650	31,076	–	751,583
Dr. Inbar	–	12,000	–	–	69,950	–	–	81,950
Dr. Gil Feiler	–	72,000	–	–	56,104	–	–	128,104
Shaul Yemal	–	9,000	–	–	55,146	–	–	64,146
Sanja Goldberg	4,812	–	–	–	–	–	–
Uri Ben-Or	–	75,318	–	–	–	–	–	75,318
	481,836	168,318	–	–	670,850	54,058	–	1,370,250

The following table sets forth, as of August 31, 2022, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	724,499	57.6%

____________________

*Our 2 Directors Eyal Barad and Gabriel Yariv are also holders of Cannabics, Inc. The mailing address for all directors, executive officers and beneficial owners of Cannabics Inc. is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814.

*The Directors of the Company hold positions in Cannabics, Inc., the majority holder. The relative positions of Cannabics, Inc. are listed below :

Shareholder	Common Stock	% Issued
Eyal Barad, Director, CEO	316	26.25%
Eyal Ballan, past Director, CTO	141	11.71%
Gabriel Yariv, Director COO	4	0.33%
Shay Avraham Sarid	223	18.52%
Itamar Borochov	222	18.44%
Seach Sarid Ltd.	40	3.32%
Ariel Kirtchuk	25	2.08%
J Reiger Ltd	128	10.63%
Cannis Group	68	5.64%
Gil Feiler	37	3.07%
Total	1,204	100.00%

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

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Weinstein International CPA for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2022, were $10,000.

All Other Fees

For the fiscal years ended August 31, 2022, and 2021, the Company did not pay any other fees.

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

We do not have an audit committee. Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board of Directors before the respective services were rendered.

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

Date: November 30, 2022	By:	/s/ Eyal Barad
Eyal Barad, Director Chief Executive Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

