Form 10-Q
period 2022-11-30
CNBX Pharmaceuticals Inc.
filed 2023-01-13
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-52403

CNBX PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

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

As of January 14, 2023, the registrant had 1,257,927 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX Pharmaceuticals Inc.,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2022

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2022 (filed on November 29, 2022) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2022	2022
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$21,600	$117,515
Prepaid expenses and other receivables	78,085	80,772
Total current assets	99,685	198,287

Available for sale Investment	116,217	176,087

Equipment, net	393,607	436,792

Total assets	$609,509	$811,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$596,913	$461,128
Convertible loan	1,763,244	1,758,702
Due to a related party	223,645	223,645
Total current liabilities	2,583,802	2,443,475

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 1,257,927 shares issued and outstanding at November 30, 2022 And outstanding at August 31, 2022	124	124
Additional paid-in capital	18,107,426	18,031,869
Issuance of warrants	3,459,510	3,459,510
Other comprehensive loss	(2,634,716)	(2,574,846)
Accumulated deficit	(20,906,637)	(20,548,968)
Total stockholders' equity (deficit)	(1,974,293)	(1,632,311)

Total liabilities and stockholders' equity	$609,509	$811,166

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2022	2021
	Unaudited

Operating expenses:
Research and development expense	$62,888	$440,044
General and administrative expenses	283,902	670,305

Total operating expenses	346,790	1,110,349

Loss from operations	(346,790)	(1,110,349)

Other (Loss) Income
Financial (Loss)	(10,879)	(212,670)

Net loss	(357,669)	(1,323,020)

Loss from available for sale assets	(59,870)	(281,211)
Total comprehensive loss	$(417,539)	$(1,604,231)

Net loss per share - basic and diluted:	$(0.33)	$(0.01)
Weighted average number of shares outstanding - Basic and Diluted	1,257,927	131,105,839 *

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2022	1,238,659	$124	$18,031,869	$3,459,510	$(2,574,846)	$(20,548,968)	$(1,632,311)

Share based payment	–	–	75,557	–	–	–	75,557

Other comprehensive loss	–	–	–	–	(59,870)	–	(59,870)

Net loss	–	–	–	–	–	(357,669)	(357,669)

Balance, November 30, 2022	1,238,659	$124	$18,107,426	$3,459,510	$(2,634,716)	$(20,906,637)	$(1,974,293)

	Common Stock			Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares		Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2021	144,747,587	*	$14,475	$17,063,363	$3,459,510	$(1,905,715)	$(16,825,718)	$1,805,915

Issuance of common stock for services	–		–	425,737	–	–	–	425,737

Other comprehensive loss	–		–	–	–	(281,211)	–	(281,211)

Net loss	–		–	–	–	–	(1,323,020)	(1,323,020)

Balance, November 30, 2021	144,747,584	*	$14,475	$17,489,100	$3,459,510	$(2,186,926)	$(18,148,738)	$627,421

The accompanying notes are an integral part of the financial statements.

 * On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2022	2021
	Unaudited
Cash flows from operating activities:
Net Loss	$(357,669)	$(1,323,020)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	43,185	51,823
Convertible loan valuation	4,541	–
Share based payment	75,557	425,737
Changes in operating assets and liabilities:
Decrease (increase) Accounts Receivable and prepaid expenses	2,687	26,203
Increase (decrease) Accounts payable and accrued liabilities	135,784	22,944
Net cash used in operating activities	(95,915)	(599,545)

Cash flows from investing activities:

Net increase (Decrease) in cash	(95,915)	(600,058)
Cash and cash equivalents at beginning of the Period	117,515	1,386,472
Cash and cash equivalents at end of the Period	$21,600	$786,414

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

On June 19, 2014, FINRA granted final approval of Change of Name & Ticker Symbol of the Corporation from American Mining Corporation to CNBX PHARMACEUTICALS INC., with the new Ticker Symbol of “CNBX”. Said approval was predicated upon CNBX Pharmaceuticals Inc.’s filing of Articles of Merger with American Mining Corporation with the Nevada Secretary of State on May 21, 2014. Under the laws of the State of Nevada, CNBX Pharmaceuticals Inc. was merged with and into the Registrant, with the Registrant being the surviving entity. The Merger was completed under Section 92A.180 of the Nevada Revised Statutes, Chapter 92A, as amended, and as such, does not require the approval of the stockholders of either the Registrant or CNBX Pharmaceuticals Inc.

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

On October 18th, 2022, the Company filed 2 new provisional patent applications on compositions and methods for treating cancer, including colorectal cancer and early intervention therapy for colorectal cancer patients.

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

These unaudited financial statements should be read in conjunction with our August 31, 2022 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29th, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $357,669 for the three months ended November 30, 2022; and has incurred cumulative losses since inception of $20,906,637. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $62,888 and $440,044 for the three months ended November 30, 2022 and 2021, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the three months ending November 30, 2022, the Company recorded $113,870 in salaries expenses, including socials benefits, to two directors, compared cash paid of $125,815 for the three months ending November 30, 2021.

As of November 30, 2022, the Company had 5 employees, two of which were our Directors Gabriel Yariv and Eyal Barad, which along with our counsel and CFO were given monthly salaries. Aside from counsel, all employees reside in Israel.

The Company had a balance outstanding at November 30, 2022 and at November 30, 2021 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

During the three months ending November 30, 2022, the Company recorded a non cash expense of $75,557 as share-based expense, to the board chairman, board members and to an advisor.

As of November 30, 2022, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $310,557 under Accounts payable and accrued liabilities.

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

Note 5 – Subsequent events

On November 8th, 2022 the Company announced that it has acquired controlling interest in TaGeza Biopharmaceuticals Ltd. The TaGeza research team remains committed to the Company and co-founder Prof. Benjamin Dekel (MD, PhD) will continue to serve as the Company Chief Scientist; Gabriel Yariv, to assume deposition of TaGeza Biopharmaceuticals CEO.

To the report date, the two companies continue in their collaboration, though no definitive agreement has closed to date.

On December 9th, 2022, the Company sold her holdings in Sativusin in consideration of $24,200

On December 27th, 2022, the Company withdrew its Form S-1 Registration Statement.

On December 29th, 2022, the Company filed an 8-K announcing the Resignation of a Board member.

On January 4th, 2023, the Company issued 32,236 shares of its common stock to an investor as a result of a convertible loan exercise in the sum of $50,000.

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

RCC-33

We are developing RCC-33 as an oral capsule or solution containing high concentrations of the cannabinoids CBDV and CBGA in a novel formulation, which we believe may be effective in the treatment of adenocarcinomas of the colon. The cannabinoids in RCC-33 have demonstrated complex synergistic anti-tumor effects in combination, with no psychoactive effect. In our preclinical in vitro studies evaluating the influence of 15 different cannabinoids on human colon cancer cell lines (RKO, HCT116), alone and in combination, RCC-33 demonstrated clear efficacy in reducing the viability of colon cancer cells versus alternative cannabinoid combinations. Importantly, we could detect significant reduction effect on tumor development in mice inoculated with human colorectal cancer cells.

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

3.3. Cancer Immunotherapy:

Our business strategy is to advance our programs through clinical studies with partners, and to opportunistically add programs in areas of high unmet medical needs through acquisition, collaboration, or internal development.  Despite significant advances in oncology, there is still a large unmet need in treating patients with solid tumors, especially those with advanced disease who are refractory or unresponsive to currently available drugs. A business and clinical synergism of CNBX Pharmaceuticals and Tageza Pharmaceuticals is advancing towards unique therapeutics and optimizing their combination to expand oncology treatment options to cancer patients. The team work will be a unique collaboration of experienced scientist, physicians and exceptional healthcare research professionals. Within the partnership, CNBX Pharmaceuticals leverages it’s the cutting-edge infrastructure platform to support Tageza at various stages of drug development, including, target validation, compound validation and pre-clinical and clinical trial optimization. From Tageza Pharmaceutical partnership side, the clinical experience from one of the biggest Oncology Centers, access to data and insights as a result of large cohorts of patients during treatment, can be validated to determine patients who are most likely to benefit from novel cannabinoid treatments. The two companies continue in their collaboration, though no definitive agreement has closed to date.

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

4.1.  Outsourced GMP manufacturing

Our current position is that all of our Chemistry Manufacturing and Controls (CMC) required for the approval process of our drug candidates is to be outsourced. The RCC-33 formulation, as well as all additional drug candidates in our pipeline, while inspired by natural molecules, could consist only of formulations made from chemically synthesized molecules, or APIs (Active Pharmaceutical Ingredients). Our Company is not engaged in the development of any botanical or botanically based product/s. Additionally, in view of our upcoming submission of a pre-IND meeting request with the FDA, the Company the company will need to enter into an agreement with a manufacturer and supplier of GMP (Good Manufacturing Practice) grade APIs suited for Clinical Stage Products. There are a couple of large and long-established US corporation with a long track record of working with the FDA. Accordingly, the manufacturer will also need to provide support to CNBX throughout an IND filing process, including providing all necessary and related information concerning CMC in the form of a comprehensive technical package to be presented to the FDA. APIs supplied under said agreement will be used by Company in Phase I/II (a) clinical studies that it is planning to launch in 2023.

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

In vitro Studies – Drug Screening

We have a proprietary procedure of high throughput screening (HTS) and high content screening (HCS) for the detection of correlations between cannabinoid ratios, dosages and anti-tumor activity using a growing library of human cancer cell lines and creating an enlarged variety of Cannabis-based compounds. We examine the biological activity of these compounds on tumor cell lines of distinct tissue lineage and creating a highly valuable therapeutic data. We Screen for the most potent cannabinoid/natural extracts. Our goal in the invitro studies is to build a library of both shaulfied and natural cannabinoid extracts and to reveal their biological impact on a library of cancer cell lines. The HTS technology enables us to gain this data base in a faster manner and to reveal more mechanisms of action that are related to the genetics of the cancer. We are now in the process of merging our data with sophisticated data mining to help find meaningful insights of both treatment and outcome.

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

Results of Operations

For the Three Months Ended November 30, 2022 and 2022

Operating Expenses

For the three months ended November 30, 2022, our total operating expenses were $346,790 compared to $1,110,349 for the three months ended November 30, 2021, resulting in a decrease of $763,559. The decrease is attributable to a decrease of $386,403 in general administration expenses, mostly due to the board share based expenses and a decrease of $377,156 in research and development expenses.

We incurred a financial loss of $10,879 for the three months ended November 30, 2022, compared to financial income of $212,670 for the three months ended November 30, 2021. The decrease in financial expense was mainly attributable to revaluation of a convertible loan of $4,542 compared to $196,768 for the three months ended November 30, 2021. As a result, the net loss was $357,699 for the three months ended November 30, 2022, compared to $1,323,020 for the three months ended November 30, 2021.

Net loss

Net loss decreased by $965,321 to $357,699 for the three months ended November 30, 2022, compared to a net loss of $1,323,020 for the three months ended November 30, 2021.

Liquidity and Capital Resources

Overview

As of November 30, 2022, we had $21,600 in cash compared to $786,414 on November 30, 2021. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2022 compared to the Three Months Ended November 30, 2021

We used cash in operations of $95,915 for the three months ended November 30, 2022, compared to cash used in operations of $599,545 for the three months ended November 30, 2021. The negative cash flow from operating activities for the three months ended November 30, 2022, is primarily attributable to the Company's net loss of $357,699, an increase in accounts payables and accrued liabilities of $2,687 and a decrease of $135,784 in account receivables and prepaid expenses, depreciation of $43,185, convertible loan valuation of $4,542 and share-based payment of $75,557

We had no cash flow from investing activities during the three months ended November 30, 2022, compared to $513 cash flow from investing activities for the three months ended November 30, 2021.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2022, included in our Annual Report on Form 10-K as filed on November 29, 2022, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies, as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of November 30th, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

Since our previous (annual) report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending November 30th, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNBX Pharmaceuticals Inc.

Date: January 13, 2023	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2023	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

