Form 10-Q
period 2023-02-28
CNBX Pharmaceuticals Inc.
filed 2023-04-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of April 12, 2023, the registrant had 4,966,197 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2023

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2022 (filed on November 29th, 2022) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$47,748	$117,515
Prepaid expenses and other receivables	61,087	80,772
Total current assets	108,835	198,287

Available for sale Investment	–	176,087

Equipment, net	353,217	436,792

Total assets	$462,052	$811,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$710,549	$461,128
Convertible loan	1,539,390	1,758,702
Due to a related party	223,645	223,645
Total current liabilities	2,473,584	2,443,475

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 2,209,385 and 1,257,927 shares issued and outstanding at February 28, 2023 and August 31, 2022 respectively	222	124
Additional paid-in capital	18,390,628	18,031,869
Issuance of warrants	3,459,510	3,459,510
Other comprehensive loss	(330,933)	(2,574,846)
Accumulated deficit	(23,530,958)	(20,548,968)
Total stockholders' equity (deficit)	(2,011,532)	(1,632,311)

Total liabilities and stockholders' equity	$462,052	$811,166

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022

Operating expenses:
Research and development expense	$12,328	$330,576	$75,215	$770,620
General and administrative expenses	237,683	399,685	521,585	1,069,990

Total operating expenses	250,010	730,261	596,800	1,840,610

Loss from operations	(250,010)	(730,261)	(596,800)	(1,840,610)

Other income (loss)
Capital loss	(2,395,298)	–	(2,395,298)	–
Financial income (Loss), net	20,987	(508,610)	10,108	(721,280)

Net (loss)	(2,624,321)	(1,238,871)	(2,981,990)	(2,561,891)

Profit (loss) from available for sale assets	–	(366,790)	(59,870)	(648,001)
Total comprehensive income (loss)	$(2,624,321)	$(1,605,661)	$(3,041,860)	$(3,209,892)

Net loss per share - basic and diluted:	$(1.33)	$(1.01)	$(1.42)	$(2.27)

Weighted average number of shares outstanding - Basic and Diluted	1,962,999	1,226,185 *	2,086,873	1,126,965 *

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 28, 2023

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2022	1,238,659	$124	$18,031,868	$3,459,510	$(2,574,846)	$(20,548,968)	$(1,632,311)

Share based payment	–	–	110,530	–	–	–	110,530

Exercise of CLA to shares	951,479	96	248,230	–	–	–	248,326

Other comprehensive loss	–	–	–	–	2,243,913	–	2,243,913

Net loss	–	–	–	–	–	(2,981,990)	(2,981,990)

Balance, February 28, 2023	2,190,138	$222	$18,390,628	$3,459,510	$(330,933)	$(23,530,958)	$(2,011,532)

For the three months ended February 28, 2023

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, November 30, 2022	1,238,659	$124	$18,107,426	$3,459,510	$(2,634,716)	$(20,906,637)	$(1,974,293)

Share based payment	–	–	34,973	–	–	–	34,973

Exercise of CLA to shares	951,479	98	248,229	–	–	–	248,327

Other comprehensive loss	–	–	–	–	2,303,783	–	2,303,783

Net loss	–	–	–	–	–	(2,624,321)	(2,624,321)

Balance, February 28, 2023	2,190,138	$222	$18,390,628	$3,459,510	$(330,933)	$(23,530,958)	$(2,011,532)

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

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six month Ended
	February 28,	February 28,
	2023	2022
Cash flows from operating activities:
Net (Loss)	$(2,981,990)	$(2,561,891)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	83,575	102,411
Capital loss	2,395,298	–
Changes in operating assets and liabilities:
Convertible loan valuation	9,034	678,391
Share based payment	110,530	530,662
Accounts Receivable and pre paid expenses	19,685	36,417
Accounts payable and accrued liabilities	249,421	59,688
Net cash used in operating activities	(114,447)	(1,154,322)

Cash flows from investing activities:
Realization of Available for sale investment	24,702	–
Acquisition of equipment	–	(513)
Net cash from (used) in investing activities	24,702	(513)

Cash flows from financing activities:
Proceeds from convertible loan agreement	19,978	–
Net cash provided by financing activities	19,978	–

Net increase (Decrease) in cash	(69,767)	(1,154,835)
Cash and cash equivalents at beginning of the Period	117,515	1,386,472
Cash and cash equivalents at end of the Period	$47,748	$231,637

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $2,981,990 for the six months ended February 28, 2023, it has incurred cumulative losses since inception of $23,530,958. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $75,215 and $770,620 for the six months ended February 28, 2023 and 2022, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the six months ending February 28, 2023, the Company accrued $227,894 in salaries, including socials benefits, to two directors, compared to cash paid $244,920 for the six months ending February 28, 2022.

As of February 28, 2022, the Company had 3 employees, two of which were our Directors Gabriel Yariv and Eyal Barad. Aside from counsel, all employees reside in Israel.

During the six months ending February 28, 2023, the Company recorded a non-cash expense of $110,530 in share-based payment, to the company chairman, board members and advisor, compared to non for the six months ending February 28, 2022.

As of February 28, 2023, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $309,388 under Accounts payable and accrued liabilities.

The Company had a balance outstanding on February 28, 2023 and at February 28, 2022 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

For the period ending at February 28, 2023, the company issued 951,479 shares as a result of a convertible of a loan at the total of $248,327.

Note 4 – Commitments and Contingencies

We lease the property of our laboratory in Rehovot, Israel, the monthly lease is $6,500 per month. Our current lease terminates at the end of February 2024, though we have a two additional one-year option, which management intends to execute prior to that time.

Note 5 – Subsequent Events

On December 9th, 2022, the Company sold her holdings in Sativusin in consideration of $24,200, as a result the company recorded a capital loss of $2,395,298.

During March and April, 2023, the company issued 1,524,193 shares as a result of a convertible of a loan at the total of $99,375.

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

Results of Operations

For the Three Months Ended February 28, 2023 and 2022

Operating Expenses

For the three months ended February 28, 2023, our total operating expenses were $250,010 compared to $730,261 for the three months ended February 28, 2022, resulting in a decrease of $480,251. The decrease is attributable to a total decrease of $162,002 in general administration, and sales and marketing expenses and a decrease of $318,248 in research and development expenses.

We incurred a financial loss of $2,416,285 for the three months ended February 28, 2023, compared to other financial expenses of $508,610 for the three months ended February 28, 2022. The increase in financial expense was mainly attributable to a capital loss due to a realization of the Company’s shares held in Sativus Inc of $2,395,298. As a result, the net loss was $2,624,321 for the three months ended February 28, 2023, compared to a net loss of $1,238,871 for the three months ended February 28, 2022.

Net Loss

Net loss for the three months ended February 28, 2023 was $2,624,321 compared to net loss $1,238,871 for the three months ended February 28, 2022, for the reasons explained above.

For the Six Months Ended February 28, 2023 and 2022

Operating Expenses

For the six months ended February 28, 2023, our total operating expenses were $596,800 compared to $1,840,610 for the six months ended February 28, 2022, resulting in a decrease of $1,243,810. The decrease is attributable to a total decrease of $548,405 in general administration, and sales and marketing expenses and a decrease of $695,405 in research and development expenses.

We incurred a financial loss of $2,385,190 for the six months ended February 28, 2023, compared to other financial expenses of $721,820 for the six months ended February 28, 2022. The increase in financial expense was mainly attributable to a capital loss due to a realization of the Company’s shares held in Sativus Inc of $2,395,298. As a result, the net loss was $2,981,990 for the six months ended February 28, 2023, compared to a net loss of $2,561,891 for the six months ended February 28, 2022.

Net Loss

Net loss for the six months ended February 28, 2023 was $2,981,990 compared to net loss $2,561,891 for the six months ended February 28, 2022, for the reasons explained above.

Liquidity and Capital Resources

Overview

As of February 28, 2023, we had $47,748 in cash compared to $117,515 on August 31, 2022. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 28, 2023 compared to the Six Months Ended February 28, 2022

We used cash in operations of $114,447 for the six months ended February 28, 2023 compared to cash used in operations of $1,154,322 for the six months ended February 28, 2022. The negative cash flow from operating activities for the six months ended February 28, 2023 is primarily attributable to the Company's net loss from operations of $2,981,990, share based compensation of $110,530, convertible loan valuation in a total of $9,034, depreciation of $83,575, an increase in accounts payables and accrued liabilities of $249,421 and a decrease of $19,685 in account receivables and prepaid expenses.

We had cash flow from investing activities of $24,702 during the six months ended February 28, 2023, compared to cash used from investing activities of $513 for the six months ended February 28, 2022. The cash flow was from realization of the Company’s shares held in Sativus Inc of $24,702 for the six months ended February 28, 2023, comparing to cash used from to purchase of fixed assets in the aggregate amount of $513 for the six months ended February 28, 2023

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders, issue equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2022, included in our Annual Report on Form 10-K as filed on November 29th, 2022, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the full Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of February 28th, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

 Since our annual report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending February 28th, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNBX Pharmaceuticals Inc.

Date: April 14, 2023	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2023	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

