Form 10-Q
period 2023-05-31
CNBX Pharmaceuticals Inc.
filed 2023-07-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of July 14, 2023, the registrant had 17,033,732 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly owned subsidiaries, G.R.I.N Ultra Ltd., and Digestix Bioscience Inc.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

MAY 31ST, 2023

INDEX

Cautionary Note Regarding Forward-Looking Statements		3

PART I – FINANCIAL INFORMATION		4

Item 1.	Consolidated Financial Statements	4
	Consolidated Balance Sheets as of May 31st, 2023 (unaudited) and August 31, 2022	4
	Consolidated Statements of Operations for the Three and Nine Months Ended May 31st, 2023 and 2022 (unaudited)	5
	Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended May 31st, 2023 and 2022 and the Year Ended August 31, 2022	6
	Consolidated Statements of Cash Flows for the Nine Months Ended May 31st, 2023 and 2022 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II -- OTHER INFORMATION		16
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Recent Sale of Unregistered Securities	16
Item 6.	Exhibits	16

SIGNATURES		17

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2022, entitled “Risk Factors” as well as in our other public filings.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2023	2022
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$44,151	$117,515
Prepaid expenses and other receivables	304,645	80,772
Total current assets	348,796	198,287

Available for sale Investment	–	176,087

Equipment, net	313,223	436,792

Total assets	$662,019	$811,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,015,240	$461,128
Convertible loan	1,332,577	1,758,702
Due to a related party	223,645	223,645
Total current liabilities	$2,571,462	$2,443,475

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $0.0001 par value, 900,000,000 shares authorized, 16,033,732 shares issued and outstanding at May 31, 2023 and 1,257,927 shares issued and outstanding at August 31, 2022.	1,603	124
Additional paid-in capital	18,646,026	18,031,869
Issuance of warrants	3,459,510	3,459,510
Other comprehensive loss	(330,933)	(2,574,846)
Accumulated deficit	(23,685,648)	(20,548,968)
Total stockholders' equity	(1,909,442)	(1,632,311)

Total liabilities and stockholders' equity	$662,019	$811,166

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
	Unaudited
Revenues	$310,165	$–	$310,165	$–

Operating expenses:
Research and development expense	$263,115	$249,061	$338,330	$1,019,682
General and administrative expenses	220,132	385,945	741,716	1,455,935
Total operating expenses	483,247	635,006	1,080,046	2,475,617

Loss from operations	(173,082)	(635,006)	(769,881)	(2,475,617)

Other income
Capital Loss	–	–	(2,395,298)	–
Financial Income (Loss)	18,392	(46,646)	28,499	(767,926)
Net loss	(154,690)	(681,652)	(3,136,680)	(3,243,543)

Profit (loss) from available for sale assets	–	42,261	(59,870)	(605,740)
Total comprehensive (income) loss	$(154,690)	$(639,392)	$(3,196,550)	$(3,849,283)

Net loss per share - basic	$(0.02)	$(0.05)	$(0.78)	$(2.65)
Net loss per share - diluted	$(0.02)	$(0.05)	$(0.78)	$(2.65)
Weighted average number of shares outstanding - Basic	9,265,865	1,238,826	4,030,048	1,221,478
Weighted average number of shares outstanding - Diluted	9,265,865	1,238,826	4,030,048	1,221,478

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2022	1,238,659	$124	$18,031,869	$3,459,510	$(2,574,846)	$(20,548,968)	$(1,632,311)

Exercise of CLA to shares	14,795,073	1,479	468,652	–	–	–	470,131

Share based payment	–	–	145,505	–	–	–	145,505

Realization of available for sale asset	–	–	–	–	2,243,913	–	2,243,913

Net loss	–	–	–	–	–	(3,136,680)	(3,136,680)

Balance, May 31, 2023	16,033,732	$1,603	$18,646,026	$3,459,510	$(330,933)	$(23,685,648)	$(1,909,442)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, February 28, 2023	2,190,138	$222	$18,390,628	$3,459,510	$(330,933)	$(23,530,958)	$(2,011,531)

Exercise of CLA to shares	13,843,594	1,381	220,423	–	–	–	221,804

Share based payment	–	–	34,975	–	–	–	34,975

Net Loss	–	–	–	–	–	(154,690)	(154,690)

Balance, May 31, 2023	16,033,732	$1,603	$18,646,026	$3,459,510	$(330,933)	$(23,685,648)	$(1,909,442)

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(continued)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2021	1,218,799	$122	$17,077,715	$3,459,510	$(1,905,715)	$(16,825,718)	$1,805,914

Exercise of CLA to shares	20,027	2	225,287	–	–	–	225,289

Share based payment	–	–	635,587	–	–	–	635,587

Other comprehensive loss	–	–	–	–	(605,740)	–	(605,740)

Net loss	–	–	–	–	–	(3,243,543)	(3,243,543)

Balance, May 31, 2022	1,238,826	$124	$17,938,589	$3,459,510	$(2,511,455)	$(20,069,261)	$(1,182,493)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, February 28, 2022	1,238,826	$124	$17,833,663	$3,459,510	$(2,553,716)	$(19,387,609)	$(648,028)

Share based payment	–	–	104,926	–	–	–	104,926

Other comprehensive gain	–	–	–	–	42,261	–	42,261

Net Loss	–	–	–	–	–	(681,652)	(681,652)

Balance, May 31, 2022	1,238,826	$124	$17,938,589	$3,459,510	$(2,511,455)	$(20,069,261)	$(1,182,493)

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended,
	May 31,	May 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(3,136,680)	$(3,243,543)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	123,569	151,239
Interest on loans	–	–
Capital Gain	2,395,298	–
Due to related party	–	–
Royalties receivables valuation	–	–
Stock issued for services	–	–
Profit from held for trading investments	–	–
Convertible loan valuation	9,033	718,392
Share based payment	145,505	635,587
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	(223,873)	66,560
Accounts payable and accrued liabilities	554,110	142,083
Net cash used in operating activities	(133,038)	(1,529,682)

Cash flows from investing activities:
Proceeds from sale of available for sale investments	24,702	–
Held for trading investments	–	–
Acquisition of equipment	–	(513)
Net cash gain in investing activities	24,702	(513)

Cash flows from financing activities:
Convertible loan	34,972	240,000
Proceeds from sale of common stock	–	–
Costs of raising capital	–	–
Net cash provided by financing activities	34,972	240,000

Effect of exchange rate fluctuations on cash	–	–
Net decrease in cash	(73,364)	(1,290,195)
Cash and cash equivalents at beginning of the Period	117,515	1,386,472
Cash and cash equivalents at end of the Period	$44,151	$96,277

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$470,131	$225,287

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

On April 25, 2014, the Company experienced a change in control. Cannabics, Inc. (“Cannabics”) acquired a majority of the issued and outstanding common stock of the Company in accordance with stock purchase agreements. On the closing date, April 25, 2014, pursuant to the terms of the Stock Purchase Agreement, CNBX Pharmaceuticals Inc. purchased 41,000,000 shares of the Company’s outstanding restricted common stock for $198,000, representing 51%.

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

These unaudited financial statements should be read in conjunction with our August 31, 2022 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 30th, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries GRIN Ultra and Digestix Bioscience Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $3,136,680 for the nine months ended May 31st, 2023, it has incurred cumulative losses since inception of $23,685,648. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $338,330 and $1,019,682 for the nine months ended May 31st, 2023 and 2022, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the nine months ending May 31st, 2023, the Company paid $7,000 in salaries, including socials benefits, to two directors, compared to $264,061 for the nine months ending May 31, 2022.

During the nine months ending May 31st, 2023 the Company accrued $334,658 in salaries, including socials benefits, to two directors compared to $115,039 for the nine months ending May 31, 2022.

As of May 31, 2023, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $449,697 under Accounts payable and accrued liabilities.

The Company had a balance outstanding at May 31st, 2023 and at May 31, 2022 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

During the nine months ending May 31, 2023, the Company recorded a non-cash expense of $145,505 in share-based payment, to the company chairman, board members and advisor.

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

For the period ending at May 31, 2023, the company issued 14,795,073 shares as a result of a convertible of a loan at the total of $470,131.

Note 4 – Commitments and Contingencies

We currently rent our laboratory located in Rehovot, Israel, for a monthly fee of $6,500. Our existing lease agreement will expire at the end of February 2024. Although we have the option to renew for two additional years, it is more unlikely than likely that we will exercise the two-year option

As security for its obligation under credit cards, the Company’s subsidiary provided a bank guarantee in the amount of shekels $5,700.

Note 5 – Subsequent Events

On June 1, 2023, the company issued 1,000, 000 shares as a result of a convertible of a loan at the total of $11,491.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We are a pre-clinical-stage, platform technology biopharmaceutical company which has developed proprietary innovative medicines in areas of significant unmet medical needs in oncology, with a current focus on colorectal cancer ("CRC"). Our drug candidate under development for colon cancer is RCC-33, a first-in-class therapy being developed primarily in two settings: one to reduce tumor cell activity in colon cancer patients as a standalone in neoadjuvant treatment or "window of opportunity" at the time after colonoscopy, prior to cancer staging; and another for patients with refractory to therapy and adjuvant to surgery also at the time after colonoscopy. The Company hopes to start first in human Phase I/II clinical trials in 2024. Neoadjuvant treatment is the administration of a therapy before the surgical treatment to improve patient outcome, and our business strategy is to advance our programs through clinical studies including with partners, and to opportunistically add programs in areas of high unmet medical needs through acquisition, collaboration, or internal development.

Results of Operations

For the Three Months Ended May 31st, 2023 and 2022

Revenues

For the three months ended May 31, 2023, our total income $310,165 compared to non for the three months ended May 31, 2022

The company revenues are consisting of laboratory services.

Operating Expenses

For the three months ended May 31, 2023, our total operating expenses were $483,247 compared to $635,006 for the three months ended May 31, 2022, resulting in a decrease of $151,759. The decrease is attributable to a decrease of $165,813 in general administration, and sales and marketing expenses and a decrease of $75,215 in research and development expenses.

We realized financial gain of $18,392 for the three months ended May 31st, 2023, compared to incurring financial loss of $46,646 for the three months ended May 31, 2022.

As a result, the net loss was $154,690 for the three months ended May 31st, 2023, compared to a net loss of $681,652 for the three months ended May 31, 2022.

Net Loss

Net loss was $154,690 compared to net loss $681,652 for the three months ended May 31st, 2023, for the reasons noted supra.

For the nine Months Ended May 31st, 2023 and 2022

Revenues

For the nine months ended May 31, 2023, our total income $310,165 compared to non for the nine months ended May 31, 2022.

The company revenues are consisting of laboratory services.

Operating Expenses

For the nine months ended May 31st, 2023, our total operating expenses were $1,080,046 compared to $2,475,617 for the nine months ended May 31, 2022, resulting in a decrease of $1,395,571. The decrease is attributable to a decrease of $741,219 in general administration, and sales and marketing expenses mostly due to share based payment of $490,082 and Professional services of $284,975and a decrease of $681,352 in research and development expenses.

We realized financial income of $28,499 for the nine months ended May 31, 2023, compared to financial loss of $767,926 for the nine months ended May 31, 2022. The decrease in financial expense was mainly attributable to a convertible loan valuation expense of $9,033 for the nine month ended May 31,2023 comparing to $718,392 for the nine months ended May 31, 2022.

We realized capital loss due to a realization of the Company’s shares held in Sativus Inc of $2,395,298 for the nine months ended May 31,2023 comparing to none for the nine months ended May 31, 2022.

As a result, the net loss was $3,136,680 for the nine months ended May 31st, 2023, compared to a net loss of $3,243,543 for the nine months ended May 31, 2022.

Net loss

Net loss was $3,136,680 compared to net income of $3,243,543 for the nine months ended May 31st, 2023 and May 31, 2022, for the reasons explained supra.

Liquidity and Capital Resources

Overview

As of May 31st, 2023, we had $44,151 in cash compared to $117,515 on August 31, 2022. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the nine Months Ended May 31st, 2023 compared to the nine Months Ended May 31, 2022

We used cash in operations of $133,038 for the nine months ended May 31st, 2023 compared to cash used in operations of $1,529,683 for the nine months ended May 31, 2022. The negative cash flow from operating activities for the nine months ended May 31st, 2023 is primarily attributable to the Company's net loss from operations of $3,163,680, offset by depreciation of $123,569, an increase in accounts payables and accrued liabilities of $554,110, an increase of $223,873 in account receivables and prepaid expenses, convertible loan valuation of $9,033, and share based payment in a total of $145,505.

We had cash flow from investing activities of $24,702 during the nine months ended May 31st, 2023, compared to cash flow used investing activities of $513 for the nine months ended May 31, 2022. The cash flow from investing activities is due to the Company’s Realization of Sativus Inc shares of $24,702.

We had cash flow from financing activities of $34,972 convertible loan during the nine months ended May 31st, 2023, compared to $240,000 convertible loan for the nine months ended May 31, 2022.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2022 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2022, included in our Annual Report on Form 10-K as filed on November 30th, 2022, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the full Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of May 31st, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

Since our annual report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending May 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNBX Pharmaceuticals Inc.

Date: July 14, 2023	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2023	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

