Form 10-K
period 2023-08-31
CNBX Pharmaceuticals Inc.
filed 2023-11-30
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On August 31st, 2023, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $437,714, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.02. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of November 29, 2023, the registrant had 28,311,352 shares of its Common Stock, $0.0001 par value, outstanding.

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

On July 20th, 2022, Dr. Eyal Ballan resigned his position as Chief Technical Officer, and was replaced by Dr. Sanja Goldberg as noted in the 8K of July 24th, 2022. Sanja is no longer with the company but could be called back.

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

North America region holds the largest market share of the global Cancer Anorexia-Cachexia Syndrome Drug North America is expected to hold a large market share in the global Cancer Anorexia-Cachexia Syndrome Drug Market due to the growing incidence of cancer cases. The International Agency for Research on Cancer (IARC) claims 13 million new cancer cases worldwide. The World Cancer Report provides that the incidence rate of new cancer cases is increased by 50% to 15 million in 2020. The existence of a highly developed healthcare system, the high degree of acceptance by medical practitioners of novel products, the total availability of advanced technological tools, FDA approval of new drugs and many companies are developing oncology products (https://www.datamintelligence.com/research-report/ cancer-anorexia-cachexia-syndrome-drug-market)

2.2 RCC-33: colorectal cancer treatment drug candidate:

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

Preclinical Studies

We plan to conduct non-clinical safety studies following Good Laboratory Practice (GLP) to evaluate the systemic and local toxicity of escalating doses of RCC-33 and establish dosing parameters. The results of these preclinical studies, which are expected in 2024, will guide our planned Phase I/II(a) clinical trial. The non-clinical requirements to support the development program will be verified with the FDA at a pre-IND meeting. Such studies may include repeated dose toxicity studies, male and female fertility studies, embryofetal development studies, animal abuse related studies, pharmacokinetics studies, drug-drug interaction studies, and others.

Clinical Trials

We plan to evaluate the safety, tolerability, and pharmacokinetic properties of Cannabis SR and RCC-33 in a Phase I/II(a) ascending dose clinical trial in CRC patients, commencing in the first quarter 2025. The clinical trial will examine the tolerability, pharmacokinetics, pharmacodynamics, and efficacy of multiple doses of RCC-33 in CRC patients. We are currently identifying potential contract research organizations and clinical trial centers to conduct the Phase I/II(a) human proof of concept study, which is estimated to cost $6,500,000. As of the date of this filing, however, the Company does not have sufficient funds to complete the Phase I/II(a) study.

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

Our Pipeline:

In addition to RCC-33, our colorectal cancer treatment drug candidate, the company has several other drug candidates under development, including PLP-33 for the local treatment of Lateral Spreading, or Sessile, colorectal polyps during colonoscopy, BRST-33 for the treatment of breast cancer, MLN-33 for the treatment of Melanoma and PRST-33 for the treatment of prostate cancer. These additional drug candidates are in the early stage of development and the company expects to complete the in-vivo research for each product by end of 2025. (see Fig. 4).

Fig. 4- Edit Graph to reflect delay until 2025

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

4. Outsourced GMP manufacturing and commercial operation:

4.1. Outsourced GMP manufacturing

Our current position is that all of our Chemistry Manufacturing and Controls (CMC) required for the approval process of our drug candidates is to be outsourced. The RCC-33 formulation, as well as all additional drug candidates in our pipeline, while inspired by natural molecules, could consist only of formulations made from chemically synthesized molecules, or APIs (Active Pharmaceutical Ingredients). Our Company is not engaged in the development of any botanical or botanically based product/s. Additionally, in view of our upcoming submission of a pre-IND meeting request with the FDA, the Company may enter an new agreement with Purisys, a supplier of GMP (Good Manufacturing Practice) grade APIs suited for Clinical Stage Products. Purisys is a large and long-established US corporation with a long track record of working with the FDA. Accordingly, under said agreement, we will request that Purisys will also support CNBX throughout an IND filing process, including providing all necessary and related information concerning CMC in the form of a comprehensive technical package to be presented to the FDA. APIs supplied under said agreement will be used by Company in Phase I/II (a) clinical studies that it is planning to launch in 2025.

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

8. Regulations

CNBX Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not produce, manufacture or provide any product in any location. We are duly licensed by the Israeli Health Ministry for our research in Israel. Beyond the Israeli Health Ministry and the FDA regulatory pathway for our drug candidates as described above, we are not under the aegis of any Federal or State regulatory scheme as we have no manufacturing activity. Any licensee whom we engage must be duly licensed and certified according to all pertinent local government regulations in their jurisdiction. The Company is exploring drug development within approved laboratory clinical trial settings conducted within approved regulatory frameworks. Should any prescription drug product be developed by the Company, such drug product will not be commercialized prior to receipt of applicable regulatory approval, which will only be granted if clinical evidence of safety and efficacy for the intended use(s) is successfully developed.

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

9. Employees

As of August 31, 2023, the Company had 2 employees, our Directors Gabriel Yariv and Eyal Barad, Aside from counsel, all employees reside in Israel.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 31, 2023, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

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

At August 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, our disclosure controls and procedures were effective as of that date. Our independent auditors issued an adverse attestation report regarding the effectiveness of our internal control over financial reporting as of August 31, 2023.

Since that time, we have implemented a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, "Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. Remediation measures include adding additional resources in our finance function, addition of qualified financial professionals and formation of our Audit Committee. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2022. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

The market price of our common stock has been highly volatile. Between September 1st, 2022, and August 31st, 2023, the sales price of our stock on the OTCQB ranged from a low of $0.03 per share to a high of $3.96 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of August 31, 2023, Cannabics Inc., a Delaware corporation owns 21.5% of our common stock. Our two Directors are also holders of shares in Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions. This concentration of ownership in Cannabics Inc. (and our management) may have the effect of delaying or preventing a change in our management and voting control of Cannabics Inc., including preventing or discouraging unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices and laboratory are located in Eli Horovitz Street, 12 Rehovot Israel. We lease the property of our laboratory in Rehovot, Israel, the monthly lease is $6,500 per month. Our current lease terminates at the end of February 2024, although we have the option to renew for two additional years, it is more unlikely than likely that we will exercise the two-year option

As security for its obligation under a property lease agreement, credit cards, the Company’s subsidiary provided a bank guarantee in the amount of $5,000.

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

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol "CNBX". As of November 29, 2022, the Company’s common stock was held by 58 shareholders of record, which does not include shares that are held in street or nominee name.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On October 14th, 2023, the shareholders' list of our shares of common stock showed 57 registered holders of our shares of common stock and 28,311,352 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, which as of last quarter was in excess of 35,000.

Issuer Purchases of Equity Securities

During the years ended August 31, 2023, and August 31, 2022, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Year ended August 31, 2023 compared to the year ended August 31, 2022

Revenues

For the year ended August 31, 2023, our total revenues were 410,165, compared to $29,958 for year August 31, 2022.

The company revenues were generated from laboratory services.

Operating and Other Expenses

For the year ended August 31, 2023, our total operating expenses were $1,341,545 compared to $2,983,928 for the year ended August 31, 2022. The decrease is attributable mainly to general and administrative of $890,667 and decrease in research and development expenditures of $751,716. The decrease in the general and administrative expenses attributed mainly to Share based payment expenses of $547,800, Insurance of $29,917 and Legal and professional fees of $270,390.

We realized financial loss of $52,623 for year August 31, 2023, compared to financial loss of $769,280 for year August 31, 2022. The decrease in financial expense was mainly attributable to a convertible loan valuation expense of $708,270.

We realized a capital loss of $2,726,231 compared to a capital gain loss of $12,800 for year August 31, 2022.

As a result, the net loss was $3,710,234 for the year August 31, 2023, compared to a net loss of $3,723,250 for year August 31, 2022.

The net loss for the year ended August 31, 2023, was $3,710,234 compared to net Income of $3,723,250 for the year ended August 31, 2022.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2023, as well as August 31, 2022, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2023, has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2023 compared to the year ended August 31, 2022

As of August 31, 2023, we had $129,696 cash compared to $117,515 as of August 31, 2022. The Company used cash in operations of $112,521 for the year ended August 31, 2023, compared to cash used in operations of 1,679,192 for the year ended August 31, 2022.

During the year ended August 31, 2023, the Company's investing earned totaled $24,702. This compares to net cash flow for investing activities in the year ended August 31, 2022, in the amount of $25,229.  The difference reflects primarily of realized held for trading investments.

During the year ended August 31, 2023, the company had net cash earned from financing activities of $100,000. This compares to $389,858in the year ended August 31, 2022.

Year ended August 31, 2022 compared to the year ended August 31, 2021

Revenues

The revenues for the year ended August 31, 2022, totaled to $29,958 compared to $7,157 for the year ended August 31, 2021.

Operating and Other Expenses

For the year ended August 31, 2022, our total operating expenses were $2,983,928 compared to $2,600,177 for the year ended August 31, 2021. The increase is attributable mainly to general and administrative of $976,271 and decrease in research and development expenditures of $588,252. The increase in the general and administrative expenses attributed mainly to Share based payment expenses of $695,103, Salary expenses of $236,933, Insurance of $36,045, other expenses of $21,735 and decrease in Legal and professional fees of $43,503.

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

Liquidity and Capital Resources during the year ended August 31, 2022 compared to the year ended August 31, 2021

As of August 31, 2022, we had $117,515 in cash compared to $777,611 as of August 31, 2021. The Company used cash in operations of $1,679,192 for the year ended August 31, 2022, compared to cash used in operations of $2,774,954 for the year ended August 31, 2021.

During the year ended August 31, 2022, the Company's investing earned totaled $25,229. This compares to net cash used for investing activities in the year ended August 31, 2021, in the amount of $3,286,584. The difference reflects primarily of realized held for trading investments and purchase of fixed assets.

During the year ended August 31, 2022, the Company's net cash earned from financing activities of $389,858. This compares non in the year ended August 31, 2021

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CNBX Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNBX Pharmaceuticals Inc. (“the Company”) as of August 31, 2023, and 2022 and the related statements of operations, changes in stockholders' deficit and cash flows, for each of the years ended August 31, 2023 and 2022, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023, and 2022, and the results of its operations and its cash flows for each of the periods ended August 31, 2023 and 2022, in conformity with generally accepted accounting principles in the United States of America.

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

Convertible Loan-refer to note 6 of the financial Statements

Critical audit matter description

In order to raise funds, the company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor for a private placement of senior secured convertible notes totaling up to an aggregate of $2,750,000 in 2020. As of the balance sheet date, the balance of the convertible loan is $1,343,584.

At this time a portion of the loan has been converted to common shares. While the loan is presented on the books as a liability, the company expects that the entire amount will be converted to share capital. If the lender were to request payment in kind the company would possibly not have sufficient to repay the loan, therefore we consider this a critical audit matter.

How the Critical Audit Matter was addressed in the Audit

-	We evaluated whether it is reasonable to expect the loan to be converted to share capital or if the company will be required to pay cash

/s/ Weinstein International. C.P.A.

We have served as the Company's auditor since 2019.

Tel - Aviv, Israel
November 30, 2023

CNBX PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$129,696	$117,515
Prepaid expenses and other receivables	94,612	80,772
Total current assets	224,308	198,287

Available for sale Investment	–	176,087

Equipment, net	274,731	436,792

Total assets	$499,039	$811,166

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$335,915	$461,128
Convertible loan	1,343,584	1,758,702
Due to a related party	836,829	223,645
Total current liabilities	2,516,328	2,443,475

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized no shares issued and outstanding.	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 22,611,352and 1,238,659 shares issued and outstanding at August 31, 2023 and August 31, 2022 respectively.	2,261	124
Additional paid-in capital	22,239,652	18,031,869
Issuance of warrants	–	3,459,510
Other comprehensive loss	–	(2,574,846)
Accumulated deficit	(24,259,202)	(20,548,968)
Total stockholders' equity (deficit)	(2,017,289)	(1,632,311)

Total liabilities and stockholders' equity	$499,039	$811,166

The accompanying notes are an integral part of the financial statements

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2023	2022

Revenues	$410,165	$29,958

Operating expenses:
Research and development expense	431,565	1,183,281
General and administrative expenses	909,980	1,800,647

Total operating expenses	1,341,545	2,983,928

Loss from operations	(931,380)	(2,953,970)
Other income
Capital Gain (loss)	(2,726,231)	12,800
Financial loss, net	(52,623)	(782,080)

Net (loss) income	$(3,710,234)	$(3,723,250)

(Loss) Profit from available for sale assets	–	(669,131)

Total comprehensive (loss) income	$(3,710,234)	$(4,392,381)

Net (loss) per share - basic and diluted:	$(0.42)	$(3.59)

Weighted average number of shares outstanding - Basic and Diluted	8,824,636	1,222,641

* In the year ended August 31, 2022 revenues of $29,958 was presented under General and administrative expenses, was allocated to Revenues under previous year results.

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year Ended August 31,
	2023	2022
Cash flows from operating activities:
Net (Loss) Profit	$(3,710,234)	$(3,723,250)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	162,061	198,527
Share based payment	180,480	728,869
Interest on Convertible loan	54,811	722,236
Capital loss (Gain)	2,726,232	(12,800)
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	(13,840)	123,603
Accounts payable and accrued liabilities	487,969	283,623
Net cash used in operating activities	(112,521)	(1,679,192)

Cash flows from investing activities:
Sale of equipment	–	26,885
Realization of Held for trading investments	24,702	–
Acquisition of equipment	–	(1,656)
Net cash used in investing activities	24,702	25,229

Cash flows from financing activities:
Proceeds from issuance of a Convertible loan	100,000	389,858
Net cash provided by financing activities	100,000	389,858

Net increase (decrease) in cash	12,181	(1,264,105)

Effect of exchange rate fluctuations on cash	–	(4,853)
Cash and cash equivalents at beginning of year	117,515	1,386,473

Cash and cash equivalents at end of the year	$129,696	$117,515

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$569,930	$225,286

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in	Other comprehensive		Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Loss	Warrants	deficit	(deficit)
Balance, August 31, 2021	1,206,230	$14,475	$17,063,363	$(1,905,715)	$3,459,510	$(16,825,718)	$1,805,915

Share based Payment	–	–	728,869	–	–	–	728,869

Exercise of a Convertible loan to shares of common stock.	20,027	2	225,284	–	–	–	225,286

Post-split adjustment	12,402	(14,353)	14,353	–	–	–	–

Other comprehensive loss	–	–	–	(669,131)	–	–	(669,131)

Net loss for the year ended August 31, 2022	–	–	–	–	–	(3,723,250)	(3,723,250)

Balance, August 31, 2022	1,238,659	$124	$18,031,869	$(2,574,846)	$3,459,510	$(20,548,968)	$(1,632,311)

Share based Payment	–	–	180,480	–	–	–	180,480

Exercise of a Convertible loan to shares of common stock.	21,372,693	2,137	567,793	–	–	–	569,930

Expiration of warrants	–	–	3,459,510	–	(3,459,510)	–	–

Other comprehensive loss	–	–	–	2,574,846	–	–	2,574,846

Net loss for the year ended August 31, 2023	–	–	–	–	–	(3,710,234)	(3,710,234)

Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$–	$–	$(24,259,202)	$(2,017,289)

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2023

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

Stock Split

On June 3, 2014, the Company’s Board of Directors declared a two-to-one forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on June 25, 2014. The effect of the stock split increased the number of shares of common stock outstanding from 40,880,203 to 81,760,406. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to June 3, 2014. The total number of authorized common shares and the par value thereof was not changed by the split. Additionally, on May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,710,234 for the year ended August 31, 2023 and has incurred cumulative losses since inception of $24,259,202. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2023 and 2022, cash equivalents consisted of bank accounts held at financial institutions.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. There is Federal Deposit Insurance on the Company’s U.S. bank accounts for up to $250,000.

Equipment, net

Equipment at August 31, 2023 consists of computer equipment, office equipment and cars recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 3 years for computer equipment, 14 years for office equipment and 7 years for cars. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Depreciation expense was $162,061 and $198,527 for the years ended August 31, 2023, and 2022, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2023, the company had no level 1 fair values financial instruments assets, and had financial instruments liabilities of $1,343,584 at level 3.

As of August 31, 2023, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2023.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2023, and 2022.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2023, and 2022, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2023, and 2022.

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

Note 4 – Related Party Transactions

During the year ended August 31, 2023, and August 31, 2022, the Company paid approximately of $79,100 and $334,395 as compensation to our CEO and chairman.

During the year ended August 31, 2023 the Company accrued additional $416,497 in salaries, including socials benefits, to our CEO and chairman. compared to $196,687 for the year ended August 31, 2022.

As of August 31, 2023, the Company had a balance outstanding payable to our CEO and chairman: Gabriel Yariv and Eyal Barad in the total of $613,184 under related parties compared to $196,687 for the year ended August 31, 2022.

During the year ended August 31, 2023, and August 31, 2022, the Company paid approximately of $40,321 and $75,318 as compensation to our CFO

During the year ended August 31, 2023 the Company accrued $43,000 in salaries to three directors compared to $36,000 for the year ended August 31, 2022.

Cannabics Inc. (the parent company) balance as of August 31, 2023, and on August 31, 2022 was $223,645. The advance is due on demand and bears no interest.

During the year ended August 31, 2023, the Company recorded a non cash expense of $168,551 as share based payment, to the company chairman and board members, compared to $670,850 for the year ended August 31, 2022.

Note 5 – Commitments and Contingencies

As security for its obligation under a property lease agreement, cars lease and credit cards of the Company’s subsidiary provided a bank guarantee in the amount of $5,000.

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

During the year ended August 31, 2023, the Company issued 21,372,693 shares of its common stock to an investors as a result of a convertible loan exercise in the sum of $569,930.

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

In the period of January through March , 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $35,000.00. ($35,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on June 15th 2023

On June 12, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $65,000.00. ($65,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on August 85th 2023

Note 7 – Warrants

1.	On September 24, 2018, as part of a securities purchase agreement the company issued 41,667 Warrants, to purchase common shares of the Company at $1.00 per share; said Warrants are valid for five years, expiring on August 24th, 2023.

The fair value of each warrant is approximately $66 and the total value of the 41,667 warrants is $2,784,387

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$1
Expected Volatility	102.0%
Risk Free Interest Rate	1.58%
Expected Term (years)	5
Expected Dividend Yield	0%

The said warrants expired on August 24, 2023

1.	On December 16, 2020, as part of a convertible loan agreement the company issued 45,667 Warrants, to purchase common shares of the Company at $0.50 per share; said Warrants are valid for three years, expiring on August 24th, 2023. The first trench was received on December 22, 2020, the second trench was received on February 2,2021 and the third trench was received on April 23, 2021, in the total sum of $2,456,750 net of issuance expenses.

The fair value of the first, second and third trenches are approximately $10.8, $10.8 and $12 respectively and the total value of the 45,667 warrants is $515,818

The fair value of the warrants are estimated using the Black Scholes option-pricing model with the following assumptions:

PV of exercise Share price	$0.50
Expected Volatility	117.0%
Risk Free Interest Rate	0.3%
Expected Term (years)	3
Expected Dividend Yield	0%

The said warrants expired on August 24, 2023

F-16

	2023		2022		2021
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Warrants outstanding as of September 1	87,500	$88.6	87,500	$88.6	41,667	$120
Issued	–	$–	–	$–	45,667	$60
Exercised	–	$–	–	$–	–	$–
Expired	(87,500)	$88.6	–	$–	–	$–
Warrants outstanding as of August 31	–	$–	87,500	$88.6	87,500	$88.6

Warrants exercisable as of August 31	–	$–	87,500	$88.6	87,500	$88.6

Note 8 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2023, as the Company had cumulative operating losses. For the years ended August 31, 2023, and 2022, the Company incurred net losses for tax purposes of $1,848,572 and $903,813, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2036.

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable is 23%.

As of August 31, 2023, the Subsidiary has an accumulated tax loss carry forward of approximately $12,593,815 (as of August 31, 2022, approximately $12,373,689). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2023	2022
United States statutory corporate income tax rate	21.0%	21.0%
Change in valuation allowance on deferred tax assets	-21.0%	-21.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2023	2022
US Deferred income tax assets:
Net operating loss carry forwards benefit	$3,035,360	$2,576,499
Valuation allowance	(3,035,360)	(2,576,499)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$2,949,564	$2,804,533
Valuation allowance	(2,949,564)	(2,804,533)
	$–	$–

	August 31,
	2023	2022
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$5,984,924	$5,381,031
Valuation allowance	(5,984,924)	(5,381,031)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $603,893 and decreased $1,055,107 for the years ended August 31, 2023, and 2022, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2023 and 2021. At August 31, 2023, the Company has net operating loss carry forwards of approximately $24,259,202 which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2023, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 9 – Capital loss

On December 9th, 2022, the Company sold her holdings in Sativusin in consideration of $24,200, as a result the company recorded a capital loss of $2,726,231.

Note 10 – General & administrate expenses

	For the year Ended August 31, 2023	For the year Ended August 31, 2022
Salaries and related expenses	$461,375	$379,618
Share based payment to related parties	180,480	728,870
Legal and professional fees	149,108	443,851
Insurance	68,278	93,192
Marketing expenses	1,223	15,977
Other expenses	49,516	139,139
	$909,980	$1,800,647	*

* In the year ended August 31, 2022 revenues of $29,958 was presented under General and administrative expenses, was allocated to Revenues under previous year results.

Note 11 – Financial (Income) expenses

	For the year Ended August 31, 2023	For the year Ended August 31, 2022
Interest and bank charges	$1,174	$1,273
Loss (Gain) from convertible loan valuation	54,810	722,236
Currency exchange differences loss (profit)	(3,361)	58,571
	$52,623	$782,080

Note 11 – Subsequent Events

On October 13, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $25,000.00. ($25,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on January 1st 2024.

During the period September through October, 2023, the company issued 5,700,000 shares as a result of a convertible of a loan at the total of $65,908.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this annual filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of August 31, 2023, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Since our previous annual report, the Company has created an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the year ended August 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Name	Position	Age	Held Position Since
Sanja Goldberg	CTO	46	July 24, 2022
Uri Ben-Or	CFO	50	November 05, 2016
Inbar Maymon	Independent Director	44	Resigned January 31st, 2023
Gil Feiler	Independent Director	62	Resigned January 31st, 2023
Shaul Yemal	Independent Director	76	Resigned December 22nd, 2022
Eyal Barad	Director, CEO	57	November 13, 2018
Gabriel Yariv	Director, Chair of Board	45	October 2, 2019

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

Item 11. Executive Compensation

We recorded consulting expenses fees to three of our Directors, CFO and salary to three officers. For the current year ending August 31, 2023, our Directors and officers received a yearly salary of $119,421.

Summary Compensation Table

Executive Officer Compensation Schedules – See Section D of Main Questionnaire

Schedule D.I

Summary Compensation Table in For Fiscal 2023

Name	Salary ($)	Consulting fees ($)	Bonus ($)	Stock awards	Option awards	Cars Expenses	Nonqualified deferred compensation earnings ($)	Nonqualified deferred compensation earnings ($)	Total ($)
Eyal Barad	226,672	–	–	–	–	27,257	–	–	253,929
Gabriel Yariv	214,754	–	–	139,900	–	26,913	–	–	381,567
Dr. Inbar	–	4,000	–	–	–	–	–	–	4,000
Dr. Gil Feiler	–	36,000	–	13,846	–	–	–	–	49,846
Shaul Yemal	–	3,000	–	14,805	–	–	–	–	17,805
Uri Ben-Or	–	40,321	–	–	–	–	–	–	40,321
	441,427	83,321	–	168,551	–	54,170	–	–	747,469

The following table sets forth, as of August 31, 2023, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	724,499	3.2%

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

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Weinstein International CPA for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2023, were $10,000.

All Other Fees

For the fiscal years ended August 31, 2023, and 2022, the Company did not pay any other fees.

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

Date: November 29th, 2023	By:	/s/ Eyal Barad
Eyal Barad, Director Chief Executive Officer

/s/ Uri Ben-Or
Uri Ben-Or, Chief Financial Officer Principal Accounting Officer

