Form 10-Q
period 2023-11-30
CNBX Pharmaceuticals Inc.
filed 2024-01-12
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

As of January 12, 2024, the registrant had 31,111,352 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX Pharmaceuticals Inc.,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2023

INDEX

Cautionary Note Regarding Forward-Looking Statements		3

PART I – FINANCIAL INFORMATION		4

Item 1.	Consolidated Financial Statements	4
	Consolidated Balance Sheets as of November 30, 2023 (unaudited) and August 31, 2023	4
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended November 30, 2023 and 2023(unaudited)	5
	Consolidated Statements of Stockholders Equity (Deficit) for the Three Months Ended November 30, 2023 and 2023 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2023 and 2023 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of OperationsManagement’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II -- OTHER INFORMATION		32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Recent Sale of Unregistered Securities	32
Item 6.	Exhibits	32

SIGNATURES		33

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2023 (filed on November 29, 2023) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2023	2023
	Unaudited	Audited

ASSETS
Current assets:
Cash and cash equivalents	$81,647	$129,696
Prepaid expenses and other receivables	69,289	94,612
Total current assets	150,936	224,308

Equipment, net	236,466	274,731

Total assets	$387,402	$499,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$245,712	$335,915
Convertible loan	1,314,120	1,343,584
Due to a related party	922,499	836,829
Total current liabilities	2,482,331	2,516,328

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 28,311,352 and 22,611,352 shares issued and outstanding at November 30, 2023 and outstanding at August 31, 2023 respectively	2,831	2,261
Additional paid-in capital	22,339,965	22,239,652
Accumulated deficit	(24,437,725)	(24,259,202)
Total stockholders' equity (deficit)	(2,094,929)	(2,017,289)

Total liabilities and stockholders' equity	$387,402	$499,039

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2023	2022
	Unaudited

Revenues	$89,437	$–

Operating expenses:
Research and development expense	$112,418	$62,888
General and administrative expenses	148,919	283,902

Total operating expenses	261,337	346,790

Loss from operations	(171,900)	(346,790)

Other (Loss) Income
Financial (Loss)	(6,623)	(10,879)

Net loss	(178,523)	(357,669)

Loss from available for sale assets	–	(59,870)
Total comprehensive loss	$(178,523)	$(417,539)

Net loss per share - basic and diluted:	$(0.001)	$(0.33)
Weighted average number of shares outstanding - Basic and Diluted	27,760,802	1,257,927

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$–	$–	$(24,259,202)	$(2,017,289)

Share based payment	–	–	34,975	–	–	–	34,975

Exercise of a Convertible loan to shares of common stock.	5,700,000	570	65,338	–	–	–	65,908

Net loss	–	–	–	–	–	(178,523)	(178,523)

Balance, November 30, 2023	28,311,352	$2,831	$22,339,965	$–	$–	$(24,437,725)	$(2,094,929)

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2022	1,238,659	$124	$18,031,869	$3,459,510	$(2,574,846)	$(20,548,968)	$(1,632,311)

Share based payment	–	–	75,557	–	–	–	75,557

Other comprehensive loss	–	–	–	–	(59,870)	–	(59,870)

Net loss	–	–	–	–	–	(357,669)	(357,669)

Balance, November 30, 2022	1,238,659	$124	$18,107,426	$3,459,510	$(2,634,716)	$(20,906,637)	$(1,974,293)

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2023	2022
	Unaudited
Cash flows from operating activities:
Net Loss	$(178,523)	$(357,669)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	39,461	43,185
Interest on loans	11,451	4,541
Share based payment	34,975	75,557
Changes in operating assets and liabilities:
Decrease (increase) Accounts Receivable and prepaid expenses	25,323	2,687
Increase (decrease) Accounts payable and accrued liabilities	(4,533)	135,784
Net cash used in operating activities	(71,846)	(95,915)

Cash flows from investing activities:
Acquisition of equipment	(1,196)	–
Net cash used in investing activities	(1,196)	–

Cash flows from financing activities:
Proceeds from issuance of a Convertible loan	24,993	–
Net cash provided by financing activities	24,993	–

Net increase (Decrease) in cash	(48,049)	(95,915)
Cash and cash equivalents at beginning of the Period	129,696	117,515
Cash and cash equivalents at end of the Period	$81,647	$21,600

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $178,523 for the three months ended November 30, 2023; and has incurred cumulative losses since inception of $24,437,725. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $112,418 and $62,888 for the three months ended November 30, 2023 and 2022, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the three months ending November 30, 2023, the Company paid $16,685 in salaries expenses, including socials benefits, to two directors, compared to non for the three months ending November 30, 2022.

In addition, During the three months ending November 30, 2023 the Company accrued $85,670 in salaries, including socials benefits, to our CEO and chairman. compared to $113,869 for the three months ending November 30, 2022.

As of November 30, 2023, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $698,854.

During the three months ending November 30, 2023, the Company recorded a non cash expense of $34,975 as share-based expense, to the board chairman.

The Company had a balance outstanding at November 30, 2023 and at November 30, 2022 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 900,000,000 shares of common stock, par value $.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the three months ending November 30, 2023, the Company issued 5,700,000 shares of its common stock to an investors as a result of a convertible loan exercise in the sum of $65,908.

Note 4 – Commitments and Contingencies

We lease the property of our laboratory in Rehovot, Israel, the monthly lease is $6,500 per month. Our current lease terminates at the end of February 2024, with a two additional one-year option.

Note 5 – Private Placement of Notes and Warrant

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

We entered into a forbearance agreements with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through January 31, 2023, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement.

On June 15, 2022, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $154,250.00. ($154,000 net of issuance expenses). The Convertible Promissory Note carry interest of 9% and due on June 15th 2023.

In the period of January through March 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $35,000.00. ($35,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on June 15th 2023.

On June 12, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $65,000.00. ($165,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on August 85th 2023.

On October 13, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $24,993 ($25,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on January 1st 2024.

Interest expenses amounted to $11,451 for the 3 months ended November 30, 2023 as compared to $4,541 for the 3 months ended November 30, 2022.

Note 6 – Subsequent events

On December, 2023 the company issued 2,800,000 shares as a result of a CLA conversion.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business:

We are a pre-clinical-stage, platform technology biopharmaceutical company which has developed proprietary innovative medicines in areas of significant unmet medical needs in oncology, with a current focus on colorectal cancer ("CRC"). Our drug candidate under development for colon cancer is RCC-33, a first-in-class therapy being developed primarily in two settings: one to reduce tumor cell activity in colon cancer patients as a standalone in neoadjuvant treatment or "window of opportunity" at the time after colonoscopy, prior to cancer staging; and another for patients with refractory to therapy and adjuvant to surgery also at the time after colonoscopy. The Company hopes to start first in human Phase I/II clinical trials in 2025. Neoadjuvant treatment is the administration of a therapy before the surgical treatment to improve patient outcome, and our business strategy is to advance our programs through clinical studies including with partners, and to opportunistically add programs in areas of high unmet medical needs through acquisition, collaboration, or internal development.

CNBX Pharmaceuticals Inc. is a clinical stage pharmaceutical company primarily focused on the development of novel cannabinoid-based products and innovative technologies for the treatment of cancer.

The company has prepared to launch Phase I/II (a) clinical study in 2023 which has been delayed due to lack of funds,, for the evaluation of its lead drug candidates Cannabics SR for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS) and RCC-33 for the treatment of colorectal cancer. We continue our efforts to find the funds in order to continue our developments.

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

Development Plan

The company is currently preparing to launch Phase I/II (a) clinical study in 2025, for the evaluation of its lead drug candidates Cannabics SR for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS) and RCC-33 for the treatment of colorectal cancer. We plan to conduct further preclinical studies to establish the safety and efficacy before proceeding with first-in-human clinical testing.

Preclinical Studies

We plan to conduct non-clinical safety studies following Good Laboratory Practice (GLP) to evaluate the systemic and local toxicity of escalating doses of RCC-33 and establish dosing parameters. The results of these preclinical studies, which are expected in 2025, will guide our planned Phase I/II(a) clinical trial. The non-clinical requirements to support the development program will be verified with the FDA at a pre-IND meeting. Such studies may include repeated dose toxicity studies, male and female fertility studies, embryofetal development studies, animal abuse related studies, pharmacokinetics studies, drug-drug interaction studies, and others.

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

Our Pipeline:

In addition to RCC-33, our colorectal cancer treatment drug candidate, the company has several other drug candidates under development, including PLP-33 for the local treatment of Lateral Spreading, or Sessile, colorectal polyps during colonoscopy, BRST-33 for the treatment of breast cancer, MLN-33 for the treatment of Melanoma and PRST-33 for the treatment of prostate cancer. These additional drug candidates are in the early stage of development and the company expects to complete the in-vivo research for each product by end of 2025

2.3 Product lines currently not actively developed:

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

Results of Operations

For the Three Months Ended November 30, 2023 and 2022

Operating Expenses

For the three months ended November 30, 2023, our total operating expenses were $261,337 compared to $346,790 for the three months ended November 30, 2022, resulting in a decrease of $85,453. The decrease is attributable to a decrease of $134,983 in general administration expenses, mostly due to the Professional services expenses of $52,946, share based payment of $40,580 and salary expenses of $25,342 and an increase of $49,530 in research and development expenses.

We incurred a financial loss of $6,523 for the three months ended November 30, 2023, compared to financial income of $10,879 for the three months ended November 30, 2022. The decrease in financial expense was mainly attributable to interest expenses of a convertible loan of $7,000 and a decrees in currency exchange expenses.

Net loss

Net loss decreased by $179,146 to $178,523 for the three months ended November 30, 2023, compared to a net loss of $357,669 for the three months ended November 30, 2022.

Liquidity and Capital Resources

Overview

As of November 30, 2023, we had $81,647 in cash compared to $129,696 on November 30, 2022. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2023 compared to the Three Months Ended November 30, 2022

We used cash in operations of $71,846 for the three months ended November 30, 2023, compared to cash used in operations of $95,915 for the three months ended November 30, 2022. The negative cash flow from operating activities for the three months ended November 30, 2023, is primarily attributable to the Company's net loss of $178,523, a decrease in accounts payables and accrued liabilities of $25,323 and a decrease of $4,533 in account receivables and prepaid expenses, depreciation of $39,461, interest on convertible loan of $11,451 and share-based payment of $34,975

We had no cash flow from investing activities during the three months ended November 30, 2023, compared to $513 cash flow from investing activities for the three months ended November 30, 2022.

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

CNBX Pharmaceuticals Inc.

Date: January 12, 2024	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2024	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

