Form 10-Q
period 2024-02-29
CNBX Pharmaceuticals Inc.
filed 2024-04-16
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

As of April 12, 2024, the registrant had 31,111,352 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 29, 2024

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2023 (filed on November 29th, 2023) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 29,	August 31,
	2024	2023
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$37,142	$129,696
Prepaid expenses and other receivables	126,775	94,612
Total current assets	163,917	224,308

Equipment, net	–	274,731

Total assets	$163,917	$499,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$231,379	$335,915
Convertible loan	1,292,588	1,343,584
Due to a related party	998,484	836,829
Total current liabilities	2,522,451	2,516,328

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 3,111,352 and 22,611,352 shares issued and outstanding at February 29, 2024 and August 31, 2023 respectively	3,111	2,261
Additional paid-in capital	22,401,539	22,239,652
Accumulated deficit	(24,763,184)	(24,259,202)
Total stockholders' equity (deficit)	(2,358,534)	(2,017,289)

Total liabilities and stockholders' equity	$163,917	$499,039

See accompanying notes to consolidated financial statements.

* On May 12, 2023, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenues
Services	$40,637	$–	$130,074	$–
Cost of services	6,220	–	17,570	–
Gross Profit	34,417	–	112,504	–

Operating expenses:
Research and development expense	107,199	12,328	208,267	75,215
General and administrative expenses	133,646	237,683	282,565	521,585

Total operating expenses	240,845	250,010	490,832	596,800

Loss from operations	(206,428)	(250,010)	(378,328)	(596,800)

Other income (loss)
Capital loss	(123,711)	(2,395,298)	(123,711)	(2,395,298)
Financial income (Loss), net	4,680	20,987	(1,943)	10,108

Net (loss)	(325,459)	(2,624,321)	(503,982)	(2,981,990)

Profit (loss) from available for sale assets	–	–	–	(59,870)
Total comprehensive income (loss)	$(325,459)	$(2,624,321)	$(503,982)	$(3,041,860)

Net loss per share - basic and diluted:	$(0.01)	$(1.33)	$(0.02)	$(1.42)

Weighted average number of shares outstanding - Basic and Diluted	30,988,275	1,962,999	29,374,538	2,086,873

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 29, 2024

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$–	$–	$(24,259,202)	$(2,017,289)

Share based payment	–	–	69,950	–	–	–	69,950

Exercise of a Convertible loan to shares of common stock.	8,500,000	850	91,937	–	–	–	92,787

Net loss	–	–	–	–	–	(503,982)	(503,982)

Balance, February 29, 2024	31,111,352	$3,111	$22,401,539	$–	$–	$(24,763,184)	$(2,358,534)

For the three months ended February 29, 2024

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, November 30, 2023	28,311,352	$2,831	$22,339,965	$–	$–	$(24,437,725)	$(2,094,929)

Share based payment	–	–	34,975	–	–	–	34,975

Exercise of a Convertible loan to shares of common stock.	2,800,000	280	26,599	–	–	–	26,879

Net loss	–	–	–	–	–	(325,459)	(325,459)

Balance, February 29, 2024	31,111,352	$3,111	$22,401,539	$–	$–	$(24,763,184)	$(2,358,534)

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 28, 2023

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2022	1,238,659	$124	$18,031,869	$3,459,510	$(2,574,846)	$(20,548,968)	$(1,632,311)

Share based payment	–	–	110,530	–	–	–	110,530

Exercise of CLA to shares	951,479	98	248,230	–	–	–	248,326

Other comprehensive loss	–	–	–	–	2,243,913	–	2,243,913

Net loss	–	–	–	–	–	(2,981,990)	(2,981,990)

Balance, February 28, 2023	2,190,138	$222	$18,390,628	$3,459,510	$(330,933)	$(23,530,958)	$(2,011,532)

For the three months ended February 28, 2023

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, November 30, 2022	1,238,659	$124	$18,107,426	$3,459,510	$(2,634,716)	$(20,906,637)	$(1,974,293)

Share based payment	–	–	34,973	–	–	–	34,973

Exercise of CLA to shares	951,479	98	248,229	–	–	–	248,327

Other comprehensive loss	–	–	–	–	2,303,783	–	2,303,783

Net loss	–	–	–	–	–	(2,624,321)	(2,624,321)

Balance, February 28, 2023	2,190,138	$222	$18,390,628	$3,459,510	$(330,933)	$(23,530,958)	$(2,011,532)

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six month Ended
	February 29,	February 28,
	2024	2023

Cash flows from operating activities:
Net (Loss)	$(503,982)	$(2,981,990)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	72,320	83,575
Interest on convertible loans	16,798	9,034
Capital loss	123,711	2,395,298
Changes in operating assets and liabilities:
Share based payment	69,950	110,530
Accounts Receivable and prepaid expenses	(32,163)	19,685
Accounts payable and accrued liabilities	57,122	249,421
Net cash used in operating activities	(196,244)	(114,447)

Cash flows from investing activities:
Realization of Available for sale investment	–	24,702
Acquisition of equipment	(1,196)	–
Realization of equipment	20,000	–
Net cash from (used) in investing activities	18,804	24,702

Cash flows from financing activities:
Proceeds from convertible loan agreement	24,993	19,978
Net cash provided by financing activities	24,993	19,978

Effect of exchange rate changes on cash, cash equivalents	59,893	–

Net increase (Decrease) in cash	(92,554)	(69,767)
Cash and cash equivalents at beginning of the Period	129,696	117,515
Cash and cash equivalents at end of the Period	$37,142	$47,748

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

These unaudited financial statements should be read in conjunction with our August 31, 2023 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 30th, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $503,982 for the six months ended February 29, 2024, it has incurred cumulative losses since inception of $24,763,184. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $208,267 and $75,215 for the six months ended February 29, 2024 and February 28 2023, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

As of February 29, 2024, the Company had 2 employees our Directors Gabriel Yariv and Eyal Barad. Aside from counsel, all employees reside in Israel.

During the six months ending February 29, 2024, the Company paid $50,979 in salaries expenses, including socials benefits, to two directors, compared to $6,950 for the for the six months ending February 28, 2023.

In addition, during the six months ending February 29, 2024, the Company accrued $161,655 in salaries, including socials benefits, to two directors, compared to accrued expenses of $227,894 for the six months ending February 28, 2023.

During the six months ending February 29, 2024, the Company recorded a non-cash expense of $69,950 in share-based payment, to the company chairman compared to $110,530 for the six months ending February 28, 2023.

As of February 29, 2024, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $774,839 compared to $424,580 for the six months ending February 28, 2023.

The Company had a balance outstanding on February 29, 2024 and at February 28, 2023 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

For the period of the six months ending on February 29, 2024, the company issued 8,500,000 shares as a result of a convertible of a loan at a total of $92,787.

Note 4 – Realization of fixed assets

On February 15, 2024, the Company realized all of its fixed assets in consideration of $113,972. To the report date, $20,000 was received and the rest was received during March 2024. The company recorded a capital loss of $123,711.

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

On April 23, 2021, we entered into a senior secured promissory note (the “Senior Secured Note”) for $1,375,000 with the institutional investor. This follows the SPA, a restated securities purchase agreement dated as of February 22, 2021, as well as accompanying documents for an aggregate principal amount of $2,750,000 having an aggregate original issue discount of 10%, and ranking senior to all outstanding and future indebtedness of the Company. In addition, the SPA granted the investor a right to receive 100% warrant coverage, and we issued a warrant to the investor for up to 45,833 shares of our Common Stock, which expires three years from the issuance date of the warrant, with an exercise price of $60 per share. The warrant may be exercised and converted to Common Stock at the investor’s option at any time until the expiration date. These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, as these securities were sold to “accredited investors” within the meaning of Regulation D. During 2021, The Senior Secured was converted into 9,300,000 shares. The said warrants expired on August 24, 2023.

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

On June 15, 2022, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $154,250.00. ($154,000 net of issuance expenses). The Convertible Promissory Note carry interest of 9% and due on June 15th 2023. On May 2023 the loan was convertible into 7,481,233 shares.

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

Interest expenses amounted to $16,798 for the six months ended February 29, 2024.

Note 6 – Commitments and Contingencies

The company had a lease of laboratory in Rehovot, Israel, the monthly lease was $6,500 per month.

The lease was terminated at the end of February 2024.

Note 7 – Subsequent Events

During March 2024, the company received $93,972, as a result of the Fixed assets realization on February 15, 2024.

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

The company is currently preparing to launch Phase I/II (a) clinical study in 2024, for the evaluation of its lead drug candidates Cannabics SR for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS) and RCC-33 for the treatment of colorectal cancer. The company’s activities are centered around the company’s biological laboratory facilities located in Rehovot Israel, where our scientific team leads the company’s research and development efforts.

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

Overview

Cancer and Cannabinoids

Cancer is a general term used to describe a group of more than 100 related diseases characterized by uncontrolled growth and spread of abnormal cells, leading to the development of a mass commonly known as a tumor, followed by invasion of the surrounding tissues and subsequent spread, or metastasis, to other parts of the body. Despite enormous investment in research and the introduction of new treatments, cancer remains a critical area of unmet medical need. According to the World Health Organization, cancer is the second leading cause of mortality worldwide, responsible for an estimated nearly 10 million deaths in 2021. As of January 1, 2019, there were more than 16.9 million people with a history of cancer living in the United States, with 1.9 million new cases and 609,360 cancer deaths expected in 2023 (Source: American Cancer Society. Cancer Facts & Figures 2023).

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

Colorectal Cancer

CRC is one of the more common forms of cancer worldwide, representing a significant challenge to the global healthcare system. According to the World Health Organization, CRC is the third most diagnosed cancer in the world and the second-leading cause of cancer-related mortality. In the United States, there were approximately 1,369,005 people living with CRC in 2019(Source: National Cancer Institute. “Cancer Stat Facts: Colorectal Cancer”). In 2023, an estimated 151,030 cases of colon cancer and 44,850 cases of rectal cancer will be diagnosed in the US, and a total of 52,580 people will die from these cancers (Source: American Cancer Society. “Cancer Facts & Figures 2023”).

Most CRCs begin as a noncancerous growth called a polyp that develops on the inner lining of the colon or rectum. The most common kind of polyp is called an adenomatous polyp or adenoma. According to the American Cancer Society, an estimated one-third to one-half of all individuals will eventually develop one or more adenomas. Although all adenomas have the capacity to become cancerous, fewer than 10% are estimated to progress to invasive cancer. The likelihood that an adenoma will evolve into cancer increases as it becomes larger or when it acquires certain histopathological characteristics. Adenomas that become cancerous, called adenocarcinomas, comprise nearly 96% of all CRCs (Source: American Cancer Society. “Colorectal Cancer Facts & Figures 2020-2023”). Adenocarcinomas may grow into blood vessels or lymph vessels, increasing the chance of metastasis to other anatomical sites.

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

Development Plan

The company is currently preparing to launch Phase I/II (a) clinical study in 2024, for the evaluation of its lead drug candidates Cannabics SR for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS) and RCC-33 for the treatment of colorectal cancer. We plan to conduct further preclinical studies to establish the safety and efficacy before proceeding with first-in-human clinical testing.

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

Clinical Trials

We plan to evaluate the safety, tolerability, and pharmacokinetic properties of Cannabis SR and RCC-33 in a Phase I/II(a) ascending dose clinical trial in CRC patients, commencing in the first quarter 2024. The clinical trial will examine the tolerability, pharmacokinetics, pharmacodynamics, and efficacy of multiple doses of RCC-33 in CRC patients. We are currently identifying potential contract research organizations and clinical trial centers to conduct the Phase I/II(a) human proof of concept study, which is estimated to cost $6,500,000. As of the date of this filing, however, the Company does not have sufficient funds to complete the Phase I/II(a) study.

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

Our Pipeline:

In addition to RCC-33, our colorectal cancer treatment drug candidate, the company has several other drug candidates under development, including PLP-33 for the local treatment of Lateral Spreading, or Sessile, colorectal polyps during colonoscopy, BRST-33 for the treatment of breast cancer, MLN-33 for the treatment of Melanoma and PRST-33 for the treatment of prostate cancer. These additional drug candidates are in the early stage of development and the company expects to complete the in-vivo research for each product by end of 2024.

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

CSCs were first found in colorectal cancer. Because of its heterogeneity, drug resistance etc., it was difficult to completely eliminate CSCs using traditional treatment methods. The remaining CSCs can cause tumor recurrence and invasion, and ultimately the death of the patient. Therefore, developing a therapy that can effectively target CSCs will greatly promote the treatment of GI cancers (Sun, Y., Li, B., Cao, Q. et al. Targeting cancer stem cells with polymer nanoparticles for gastrointestinal cancer treatment. Stem Cell Res Ther 13, 489 (2023). https://doi.org/10.1186/s13287-022-03180-9)

Antibody Drug Conjugates ADC

Antibody–drug conjugate (ADC) is a new emerging class of highly potent pharmaceutical drugs, which is a great combination of chemotherapy and immunotherapy. Antibody–drug conjugate (ADC) is typically composed of a monoclonal antibody (mAbs) covalently attached to a cytotoxic drug via a chemical linker. It combines both the advantages of highly specific targeting ability and highly potent killing effect to achieve accurate and efficient elimination of cancer cells, which has become one of the hotspots for the research and development of anticancer drugs. Since the first ADC, Mylotarg® (gemtuzumab ozogamicin), was approved in 2000 by the US Food and Drug Administration (FDA), there have been 14 ADCs received market approval so far worldwide. Moreover, over 100 ADC candidates have been investigated in clinical stages at present. This kind of new anti-cancer drugs, known as “biological missiles”, is leading a new era of targeted cancer therapy. The target antigen expressed on tumor cells is the navigation direction for ADC drugs to identify tumor cells and it also determines the mechanism (e.g., endocytosis) for the delivery of cytotoxic payloads into cancer cells. Hence, an appropriate selection of target antigen is the first consideration for the designation of ADC. In order to reduce off-target toxicity, the targeted antigen firstly should be expressed exclusively or predominantly in tumor cells, but rare or low in normal tissues.22 The antigen is ideally a surface (or extracellular) antigen (Fu, Z., Li, S., Han, S. et al. Antibody drug conjugate: the “biological missile” for targeted cancer therapy. Sig Transduct Target Ther 7, 93 (2023). https://doi.org/10.1038/s41392-022-00947-7) The ADC Market indicators

Global sales of currently marketed ADCs are forecast to exceed US$16.4 billion in 2026. The market for ADCs is set to grow further beyond 2026, as novel agents enter clinical practice across several oncology indications. https://www.nature.com/articles/d41573-021-

4.     Outsourced GMP manufacturing and commercial operation:

4.1.     Outsourced GMP manufacturing

Our current position is that all of our Chemistry Manufacturing and Controls (CMC) required for the approval process of our drug candidates is to be outsourced. The RCC-33 formulation, as well as all additional drug candidates in our pipeline, while inspired by natural molecules, could consist only of formulations made from chemically synthesized molecules, or APIs (Active Pharmaceutical Ingredients). Our Company is not engaged in the development of any botanical or botanically based product/s. Additionally, in view of our upcoming submission of a pre-IND meeting request with the FDA, the Company the company will need to enter into an agreement with a manufacturer and supplier of GMP (Good Manufacturing Practice) grade APIs suited for Clinical Stage Products. There are a couple of large and long-established US corporation with a long track record of working with the FDA. Accordingly, the manufacturer will also need to provide support to CNBX throughout an IND filing process, including providing all necessary and related information concerning CMC in the form of a comprehensive technical package to be presented to the FDA. APIs supplied under said agreement will be used by Company in Phase I/II (a) clinical studies that it is planning to launch in 2024.

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

Results of Operations

For the Three Months Ended February 29, 2024 and February 28, 2023

Revenues

For the three months ended February 29, 2024, our total revenues were $40,637 compared to non for the three months ended February 28, 2023. The company revenues were resulted from a lab and development services provided for a third party.

Cost of services provided

For the three months ended February 29, 2024, our total Cost of services provided were $6,220 compared to non for the three months ended February 28, 2023.

Gross Profit

For the three months ended February 29, 2024, our gross profit was $34,417 compared to non for the three months ended February 28, 2023.

Operating Expenses

For the three months ended February 29, 2024, our total operating expenses were $240,845 compared to $250,010 for the three months ended February 28, 2023, resulting in a decrease of $9,165. The decrease is attributable to a total decrease of $104,037 in general administration, and sales and marketing expenses and an increase of $94,871 in research and development expenses.

The decrease in general administration, and sales and marketing expenses is mostly due to the termination of the Tel Aviv office lease.

We incurred other loss of $119,031 for the three months ended February 29, 2024, compared to other loss of $2,374,311 for the three months ended February 28, 2023. The decrease in other loss was mainly attributable to a capital loss from a realization of equipment of $123,711 for the three months ended February 29, 2024, compared to a capital loss due to a realization of the Company’s shares held in Sativus Inc of $2,395,298 in the three months ended February 28, 2023.

As a result, the net loss was $325,459 for the three months ended February 29, 2024, compared to a net loss of $2,624,321 for the three months ended February 28, 2023.

Net Loss

Net loss for the three months ended February 29, 2024 was $325,459 compared to net loss $2,624,321 for the three months ended February 28, 2023, for the reasons explained above.

For the Six Months Ended February 29, 2024 and February 28, 2023

Revenues

For the six months ended February 29, 2024, our total revenues were $130,074 compared to non for the six months ended February 28, 2023. The company revenues were resulted from a lab and development services provided for a third party.

Cost of services provided

For the six months ended February 29, 2024, our total Cost of services provided were $17,570 compared to non for the three months ended February 28, 2023.

Gross Profit

For the six months ended February 29, 2024, our gross profit was $112,504 compared to non for the three months ended February 28, 2023.

Operating Expenses

For the six months ended February 29, 2024, our total operating expenses were $490,832 compared to $596,800 for the six months ended February 28, 2023, resulting in a decrease of $105,968. The decrease is attributable to a total decrease of $239,020 in general administration, and sales and marketing expenses and an increase of $133,052 in research and development expenses.

We incurred another loss of $125,654 for the six months ended February 29, 2024, compared to other expenses of $2,385,190 for the six months ended February 28, 2023. The decrease in other loss was mainly attributable to a capital loss from a realization of equipment of $123,711, compared to a capital loss due to a realization of the Company’s shares held in Sativus Inc of $2,395,298 in the three months ended February 28, 2023. a result, the net loss was $$503,982 for the six months ended February 29, 2024, compared to a net loss of $2,395,298 for the six months ended February 28, 2023.

Net Loss

Net loss for the six months ended February 29, 2024 was $503,982 compared to net loss $2,981,990 for the six months ended February 28, 2023, for the reasons explained above.

Liquidity and Capital Resources

Overview

As of February 29, 2024, we had $37,142 in cash compared to $129,696 on August 31, 2023. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 29, 2024 compared to the Six Months Ended February 28, 2023

We used cash in operations of $196,244 for the six months ended February 29, 2024 compared to cash used in operations of $114,447 for the six months ended February 28, 2023. The negative cash flow from operating activities for the six months ended February 28, 2024 is primarily attributable to the Company's net loss from operations of $503,982 and an increase of $32,163 in account receivables and prepaid expenses offset by share based compensation of $69,950, interest expenses in a total of $16,798, depreciation of $72,320, Capital loss of $ 123,711 a decrease in accounts payables and accrued liabilities of $57,122.

We had cash flow from investing activities of $18,804 during the six months ended February 29, 2024, compared to cash used from investing activities of $24,702 for the six months ended February 28, 2023. The cash flow was from realization of equipment of $20,000 off set by purchase of fixed assets in the aggregate amount of $1,196 for the six months ended February 29, 2024, comparing to cash flow from realization of the Company’s shares held in Sativus Inc of $24,702.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2023, included in our Annual Report on Form 10-K as filed on November 30th, 2023, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the full Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of February 28th, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

 Since our annual report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending February 28th, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 5. Other Information

During the quarter ended February 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CNBX Pharmaceuticals Inc.

Date: April 16, 2024	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2024	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

