Form 10-Q
period 2024-05-31
CNBX Pharmaceuticals Inc.
filed 2024-07-15
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

As of July 14, 2024, the registrant had 31,111,352 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly owned subsidiaries, G.R.I.N Ultra Ltd., and Digestix Bioscience Inc.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

MAY 31ST, 2024

INDEX

Cautionary Note Regarding Forward-Looking Statements		3

PART I – FINANCIAL INFORMATION		4

Item 1.	Consolidated Financial Statements	4
	Consolidated Balance Sheets as of May 31st, 2024 (unaudited) and August 31, 2023	4
	Consolidated Statements of Operations for the Three and Nine Months Ended May 31st, 2024 and 2023 (unaudited)	5
	Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended May 31st, 2024 and 2023 and the Year Ended August 31, 2023	6
	Consolidated Statements of Cash Flows for the Nine Months Ended May 31st, 2024 and 2023 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II -- OTHER INFORMATION		18
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Recent Sale of Unregistered Securities	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2024	2023
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$73,406	$129,696
Prepaid expenses and other receivables	6,621	94,612
Total current assets	80,027	224,308

Equipment, net	–	274,731

Total assets	$80,027	$499,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$189,820	$335,915
Convertible loan	1,293,847	1,343,584
Due to a related party	1,050,731	836,829
Total current liabilities	2,534,398	2,516,328

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 900,000,000 shares authorized, 3,111,352 and 22,611,352 shares issued and outstanding at May 31, 2024 and August 31, 2023 respectively	3,111	2,261
Additional paid-in capital	22,436,334	22,239,652
Accumulated deficit	(24,893,816)	(24,259,202)
Total stockholders' equity (deficit)	(2,454,371)	(2,017,289)

Total liabilities and stockholders' equity	$80,027	$499,039

See accompanying notes to consolidated financial statements.

* On May 12, 2023, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
	Unaudited
Revenues	$–	$310,165	$130,074	$310,165

Operating expenses:
Research and development expense	$42,884	$263,115	$268,722	$338,330
General and administrative expenses	109,394	220,132	391,958	741,716
Total operating expenses	152,278	483,247	660,680	1,080,046

Loss from operations	(152,278)	(173,082)	(530,606)	(769,881)

Other income
Capital Gain (loss)	–	–	(88,934)	(2,395,298)
Financial Income (loss)	21,646	18,392	(15,074)	28,499
Net loss	(130,632)	(154,690)	(634,614)	(3,136,680)

Profit (loss) from available for sale assets	–	–	–	(59,870)
Total comprehensive (income) loss	$(130,632)	$(154,690)	$(634,614)	$(3,196,550)

Net loss per share - basic and diluted:	$(0.00)	$(0.02)	$(0.02)	$(0.78)
Weighted average number of shares outstanding - Basic and Diluted	31,111,352	9,265,865	29,964,272	4,030,048

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$–	$–	$(24,259,202)	$(2,017,289)

Share based payment	–	–	104,745	–	–	–	104,745

Exercise of a Convertible loan to shares of common stock.	8,500,000	850	91,937	–	–	–	92,787

Net loss	–	–	–	–	–	(634,614)	(634,614)

Balance, May 31, 2024	31,111,352	$3,111	$22,436,334	$–	$–	$(24,893,816)	$(2,454,371)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, February 28, 2024	31,111,352	$3,111	$22,401,539	$–	$–	$(24,763,184)	$(2,358,534)

Share based payment	–	–	34,795	–	–	–	34,795

Net Loss	–	–	–	–	–	(130,632)	(130,632)

Balance, May 31, 2024	31,111,352	$3,111	$22,436,334	$–	$–	$(24,893,816)	$(2,454,371)

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(continued)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2022	1,238,659	$124	$18,031,869	$3,459,510	$(2,574,846)	$(20,548,968)	$(1,632,311)

Exercise of CLA to shares	14,795,073	1,479	468,652	–	–	–	470,131

Share based payment	–	–	145,505	–	–	–	145,505

Realization of available for sale asset	–	–	–	–	2,243,913	–	2,243,913

Net loss	–	–	–	–	–	(3,136,680)	(3,136,680)

Balance, May 31, 2023	16,033,732	$1,603	$18,646,026	$3,459,510	$(330,933)	$(23,685,648)	$(1,909,442)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, February 28, 2023	2,190,138	$222	$18,390,628	$3,459,510	$(330,933)	$(23,530,958)	$(2,011,531)

Share based payment	–	–	34,975	–	–	–	34,975

Exercise of CLA to shares	13,843,594	1,381	220,423	–	–	–	221,804

Net Loss	–	–	–	–	–	(154,690)	(154,690)

Balance, May 31, 2023	16,033,732	$1,603	$18,646,026	$3,459,510	$(330,933)	$(23,685,648)	$(1,909,442)

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended,
	May 31,	May 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(634,614)	$(3,136,680)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	72,320	123,569
Interest on loans	16,798	–
Capital Loss	88,934	2,395,298
Convertible loan valuation	–	9,033
Share based payment	104,745	145,505
Changes in operating assets and liabilities:
Accounts Receivable and pre paid expenses	87,991	(223,873)
Accounts payable and accrued liabilities	67,807	554,110
Net cash used in operating activities	(196,019)	(133,038)

Cash flows from investing activities:
Proceeds from sale of available for sale investments	–	24,702
Sale of equipment	114,673	–
Acquisition of equipment	(1,196)	–
Net cash gain in investing activities	113,477	24,702

Cash flows from financing activities:
Convertible loan	26,252	34,972
Proceeds from sale of common stock	–	–
Costs of raising capital	–	–
Net cash provided by financing activities	26,252	34,972

Effect of exchange rate fluctuations on cash	–	–
Net decrease in cash	(56,290)	(73,364)
Cash and cash equivalents at beginning of the Period	129,696	117,515
Cash and cash equivalents at end of the Period	$73,406	$44,151

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$92,787	$470,131

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

On August 20, 2020, the Company announced the creation of a new Division for its Anti-Tumor drug candidate RCC-33, for the treatment of colorectal cancer. The emanates from the Company’s focus on a clinical validation path, including in-vivo experiments, collaborations with key medical centers, and the preparation of a product dossier with which the company plans to schedule a Pre IND-Meeting with the US FDA.

On October 18, 2021, the Company filed 2 new Provisional Patent applications on Compositions and Methods for treating cancer, including colorectal cancer and early intervention therapy for colorectal cancer patients.

On February 13, 2022, the company established a Nomination and Governance Committee.

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

These unaudited financial statements should be read in conjunction with our August 31, 2023 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 30, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries GRIN Ultra and Digestix Bioscience Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $634,614 for the nine months ended May 31, 2024, it has incurred cumulative losses since inception of $24,893,816. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $268,722 and $338,330 for the nine months ended May 31, 2024 and 2023, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the nine months ending May 31, 2024, the Company paid $73,732 in salaries, including socials benefits, to two directors, compared to $7,000 for the nine months ending May 31, 2023.

During the nine months ending May 31, 2024 the Company accrued $242,500 in salaries, including socials benefits, to two directors compared to $334,658 for the nine months ending May 31, 2023.

As of May 31, 2024, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $824,389 under Accounts payable and accrued liabilities.

The Company had a balance outstanding at May 31, 2024 and at May 31, 2023 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

During the nine months ending May 31, 2024, the Company recorded a non-cash expense of $104,745 in share-based payment, to the company chairman, board members and advisor.

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

For the period ending at May 31, 2024, the company issued 8,500,000 shares as a result of a convertible of a loan at a total of $92,787.

Note 4 – Realization of fixed assets

On February 15, 2024, the Company realized all of its fixed assets in consideration of $114,673 and recorded a capital loss of $88,934.

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

On June 15, 2022, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $154,250.00. ($154,000 net of issuance expenses). The Convertible Promissory Note carry interest of 9% and due on June 15, 2023. On May 2023 the loan was convertible into 7,481,233 shares.

In the period of January through March 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $35,000.00. ($35,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on June 15, 2023.

On June 12, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $65,000.00. ($165,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on August 1, 2023.

On October 13, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $24,993 ($25,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on January 1, 2024.

Interest expenses amounted to $18,058 for the nine months ended May 31, 2024.

Note 6 – Commitments and Contingencies

The company had a lease of laboratory in Rehovot, Israel, the monthly lease was $6,500 per month.

The lease was terminated at the end of February 2024.

Note 7 – Subsequent Events

On June 1, 2024, the company issued 1,000,000 shares as a result of a convertible of a loan at the total of $11,491.

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

Results of Operations

For the Three Months Ended May 31, 2023 and 2022

Revenues

For the three months ended May 31, 2024, there were no incomes, compared to $310,165 for the three months ended May 31, 2023

The company revenues are consisting of laboratory services.

Operating Expenses

For the three months ended May 31, 2024, our total operating expenses were $152,278 compared to $483,247 for the three months ended May 31, 2023, resulting in a decrease of $330,969. The decrease is attributable to a decrease of $110,738 in general administration, and sales and marketing expenses and a decrease of $220,231 in research and development expenses due to a reduction in the company's activities.

We realized financial loss of $21,646 for the three months ended May 31st, 2024, compared to $18,392 for the three months ended May 31, 2023.

As a result, the net loss was $130,632 for the three months ended May 31st, 2024, compared to a net loss of $154,690 for the three months ended May 31, 2023.

Net Loss

Net loss was $130,632 compared to net loss $154,690 for the three months ended May 31st, 2024, for the reasons noted supra.

For the nine Months Ended May 31st, 2024 and 2023

Revenues

For the nine months ended May 31, 2024, our total income $130,074 compared to $310,165 for the nine months ended May 31, 2023.

The company revenues consist of laboratory services.

Operating Expenses

For the nine months ended May 31, 2024, our total operating expenses were $660,680 compared to $1,080,046 for the nine months ended May 31, 2023, resulting in a decrease of $419,366. The decrease is attributable to a decrease of $349,758 in general administration, and sales and marketing expenses mostly due to decrease in salaries of $120,100, share based payment of $40,760 $ and Professional services of $83,504 and a decrease of $69,608 in research and development expenses.

We realized financial loss of $15,075 for the nine months ended May 31, 2024, compared to financial income of $28,499 for the nine months ended May 31, 2023. The increase in financial loss was mainly attributable to Currency exchange differences.

We incurred capital loss from a realization of equipment of $88,934 for the nine months ended May 31, 2024, compared to a capital loss of $2,395,298 for the nine months ended May 31, 2023 incurred form a realization of the Company’s shares held in Sativus Inc.

As a result, the net loss was $634,614 for the nine months ended May 31, 2024, compared to a net loss of $3,136,680 for the nine months ended May 31, 2023.

Net loss

Net loss was $634,614 compared to $3,136,680 for the nine months ended May 31, 2024 and May 31, 2023, for the reasons explained supra.

Liquidity and Capital Resources

Overview

As of May 31, 2024, we had $73,406 in cash compared to $129,696 on August 31, 2023. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the nine Months Ended May 31, 2023 compared to the nine Months Ended May 31, 2022

We used cash in operations of $196,019 for the nine months ended May 31, 2024, compared to cash used in operations of $133,038 for the nine months ended May 31, 2023. The negative cash flow from operating activities for the nine months ended May 31, 2024, is primarily attributable to the Company's net loss from operations of $634,614, offset by depreciation of $72,320, capital loss of $88,934, an increase in accounts payables and accrued liabilities of $67,809, an decrease of $87,991 in account receivables and prepaid expenses, and share based payment in a total of $104,745.

We had cash flow from investing activities of $113,477 during the nine months ended May 31, 2024, compared to cash flow investing activities of $24,702 for the nine months ended May 31, 2023. The cash flow from investing activities is mainly due to sale of equipment of $114,673.

We had cash flow from financing activities of $26,252 convertible loan during the nine months ended May 31, 2024, compared to $34,972 convertible loan for the nine months ended May 31, 2023.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2023 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

(b)	Changes in Internal Control over Financial Reporting

Since our annual report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending May 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 5. Other Information

During the quarter ended May 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CNBX Pharmaceuticals Inc.

Date: July 15, 2024	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 15, 2024	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

