Form 10-K
period 2024-08-31
CNBX Pharmaceuticals Inc.
filed 2024-11-29
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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
Emerging growth company ☒

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

As of November 20, 2024, the registrant had 31,111,352 shares of its Common Stock, $0.0001 par value, outstanding.

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

Our first lead product candidate is Cannabics SR the oral capsule developed for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS), showed promising results in a peer-reviewed clinical study that concluded the results justify a larger clinical study. For oncology, we intend to pursue a broad strategy of combining our technology platforms with conventional oncology therapies, based on their mechanisms of action, safety profiles and versatility. Our leading anti-neoplastic drug candidate under development for Colorectal Cancer (CRC) is RCC-33, a first-in-class therapy being developed primarily in two settings: one to reduce tumor cell activity in CRC patients as a standalone in neoadjuvant treatment or “window of opportunity” at the time after colonoscopy, prior to cancer staging; and another for patients with refractory to therapy and adjuvant to surgery also at the time after colonoscopy. Neoadjuvant treatment is the administration of antitumor therapy as a first step to shrink a cancerous tumor prior to surgical intervention. Upon fundraising we intend to initiate a Phase I/II clinical trials for both candidates in 2026.

1. General:

CNBX Pharmaceuticals Inc. is a clinical stage pharmaceutical company primarily focused on the development of novel cannabinoid-based products and innovative technologies for the treatment of cancer.

Upon financing the company will prepare to launch Phase I/II (a) clinical study in 2026, for the evaluation of its lead drug candidates Cannabics SR for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS) and RCC-33 for the treatment of colorectal cancer.

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

North America region holds the largest market share of the global Cancer Anorexia-Cachexia Syndrome Drug North America is expected to hold a large market share in the global Cancer Anorexia-Cachexia Syndrome Drug Market due to the growing incidence of cancer cases. The International Agency for Research on Cancer (IARC) claims 13 million new cancer cases worldwide. The World Cancer Report provides that the incidence rate of new cancer cases is increased by 50% to 15 million in 2020. The existence of a highly developed healthcare system, the high degree of acceptance by medical practitioners of novel products, the total availability of advanced technological tools, FDA approval of new drugs and many companies are developing oncology products (https://www.datamintelligence.com/research-report/ cancer-anorexia-cachexia-syndrome-drug-market)

2.2 RCC-33: colorectal cancer treatment drug candidate

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

Overview

Cancer and Cannabinoids

Cancer is a general term used to describe a group of more than 100 related diseases characterized by uncontrolled growth and spread of abnormal cells, leading to the development of a mass commonly known as a tumor, followed by invasion of the surrounding tissues and subsequent spread, or metastasis, to other parts of the body. Despite enormous investment in research and the introduction of new treatments, cancer remains a critical area of unmet medical need. According to the World Health Organization, cancer is the second leading cause of mortality worldwide, responsible for an estimated nearly 10 million deaths in 2022. As of January 1, 2022, there were more than 18 million people with a history of cancer living in the United States, with 2 million new cases and 611,720 cancer deaths expected in 2024 (Source: American Cancer Society. Cancer Facts & Figures 2024).

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

Colorectal Cancer

CRC is one of the more common forms of cancer worldwide, representing a significant challenge to the global healthcare system. According to the World Health Organization, CRC is the third most diagnosed cancer in the world and the second-leading cause of cancer-related mortality. In the United States, there were approximately 1,392,445people living with CRC in 2021(Source: National Cancer Institute. “Cancer Stat Facts: Colorectal Cancer”). In 2024, an estimated 152,810 cases of colon cancer and 44,850 cases of rectal cancer will be diagnosed in the US, and a total of 53,010 people will die from these cancers. In 2024 of all cancers in people over 50, Colorectal cancer was #1 in Men and #2 for Women. (Source: American Cancer Society. “Cancer Facts & Figures 2024”).

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

Development Plan

The company, upon financing will prepare to launch Phase I/II (a) clinical study in 2026, for the evaluation of its lead drug candidates Cannabics SR for the treatment of patients with advanced cancer and cancer anorexia cachexia syndrome (CACS) and RCC-33 for the treatment of colorectal cancer. We plan to conduct further preclinical studies to establish the safety and efficacy before proceeding with first-in-human clinical testing.

Preclinical Studies

We plan to conduct non-clinical safety studies following Good Laboratory Practice (GLP) to evaluate the systemic and local toxicity of escalating doses of RCC-33 and establish dosing parameters. The results of these preclinical studies, which are expected in the second half of 2026, will guide our planned Phase I/II(a) clinical trial. The non-clinical requirements to support the development program will be verified with the FDA at a pre-IND meeting. Such studies may include repeated dose toxicity studies, male and female fertility studies, embryofetal development studies, animal abuse related studies, pharmacokinetics studies, drug-drug interaction studies, and others.

Clinical Trials

We plan to evaluate the safety, tolerability, and pharmacokinetic properties of Cannabis SR and RCC-33 in a Phase I/II(a) ascending dose clinical trial in CRC patients, commencing in the first quarter 2026. The clinical trial will examine the tolerability, pharmacokinetics, pharmacodynamics, and efficacy of multiple doses of RCC-33 in CRC patients. We are currently identifying potential contract research organizations and clinical trial centers to conduct the Phase I/II(a) human proof of concept study, which is estimated to cost $6,500,000. As of the date of this filing, however, the Company does not have sufficient funds to complete the Phase I/II(a) study.

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

Our Pipeline:

In addition to RCC-33, our colorectal cancer treatment drug candidate, the company has several other drug candidates under development, including PLP-33 for the local treatment of Lateral Spreading, or Sessile, colorectal polyps during colonoscopy, BRST-33 for the treatment of breast cancer, MLN-33 for the treatment of Melanoma and PRST-33 for the treatment of prostate cancer. These additional drug candidates are in the early stage of development and the company expects to complete the in-vivo research for each product by end of 2026. (see Fig. 4).

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

4. Outsourced GMP manufacturing and commercial operation:

4.1. Outsourced GMP manufacturing

Our current position is that all of our Chemistry Manufacturing and Controls (CMC) required for the approval process of our drug candidates is to be outsourced. The RCC-33 formulation, as well as all additional drug candidates in our pipeline, while inspired by natural molecules, could consist only of formulations made from chemically synthesized molecules, or APIs (Active Pharmaceutical Ingredients). Our Company is not engaged in the development of any botanical or botanically based product/s. Additionally, in view of our upcoming submission of a pre-IND meeting request with the FDA, the Company may enter an new agreement with Purisys, a supplier of GMP (Good Manufacturing Practice) grade APIs suited for Clinical Stage Products. Purisys is a large and long-established US corporation with a long track record of working with the FDA. Accordingly, under said agreement, we will request that Purisys will also support CNBX throughout an IND filing process, including providing all necessary and related information concerning CMC in the form of a comprehensive technical package to be presented to the FDA. APIs supplied under said agreement will be used by Company in Phase I/II (a) clinical studies that it is planning to launch in 2026.

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

6. Competition:

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

7. Competitive Factors:

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

8. Regulations:

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

9. Employees:

As of August 31, 2024, the Company had 2 employees, our Directors Gabriel Yariv and Eyal Barad, both residing in Israel.

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

We are an early-stage biotechnology company. As of August 31, 2024, we had two employees and several consultants. Our success materially depends upon the efforts of our management and personnel. If we lose the services of any of our executive officers or significant employees, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for or any other executive officer.

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

As a company with a class of securities registered under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act. With the exception of our CFO, Elkana Amitai , our management team lacks significant public company experience, which could impair our ability to comply with these legal, accounting, and regulatory requirements. Such responsibilities include complying with securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately respond to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 31, 2024, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were not effective as of that date.

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

At August 31, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, our disclosure controls and procedures were not effective as of that date.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August  31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended August 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The market price of our common stock has been highly volatile. Between September 1st, 2023, and August 31st, 2024, the sales price of our stock on the OTCQB ranged from a low of $0.0055 per share to a high of $.098 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of August 31, 2024, Cannabics Inc., a Delaware corporation owns 3.2% of our common stock. Our two Directors are also holders of shares in Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions.

We may issue shares of preferred stock with greater rights than our common stock, which may entrench management and result in dilution of our stockholders' investment.

Our Articles of Incorporation authorize the issuance of up to 900 million shares of preferred stock, par value $0.0001 per share. The authorized but unissued preferred stock may be issued by our board of directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of our board of directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights. Such preferred stock may enable our board of directors to hinder or discourage any attempt to gain control of the Company by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed by the existence of the preferred stock.

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

Item 1C. Cybersecurity

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect our clients, customers, employees, and vendor information and prevent data loss and other security breaches. We also only use third party software for accounting, billing and payroll that have successful SOC 1 type 2 compliance. Both management and the Board are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents. Our current cybersecurity risk assessment program consists of an annual review of our risks and policies. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats.

Our CEO is responsible for overseeing our business operations and are responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. We also use the services of an outside consulting firm to monitor activity and advise the company of cybersecurity protocols.

 We routinely undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including an annual risk review, policy reviews and revisions. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files. and emails.

We engaged and used the advice of a third-party consultant to help us assess and identify risks from cybersecurity threats, including the threat of a cybersecurity incident, and manage our risk assessment program. Among other things, these providers have recommended periodic evaluations of the work stations.

We have multiple controls in place in order to prevent breaches, some of these controls include:

a.	FMA/2FA, this is our first AND most important first line of defense, no one should have MFA bypassed or disabled, with no exceptions.

b.	Email Banner for external emails. This banner assists us to identify any phishing / impersonation email and cannot be bypassed.

c.	Conditional Access Policy (CAP): Rejects connections to Exchange Online from un-authorized countries. We are further enhancing this control by implementing ACL's (access lists) in our CRM and ERP systems and any other mission critical platform. ALL platforms should have MFA enforced, any platform not supporting MFA in 2024 is deemed high-risk and immediately replaced as it is obsolete and poses high-risk to the Company.

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation and cause damage to our relationships, , as well as prevent us from attracting new clients / customers. and / or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We currently do not carry a cyber liability insurance policy, but are evaluating whether to acquire one to mitigate any financial impact of a cybersecurity breach.

Item 2. Properties

None.

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

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol "CNBX". As of November 20, 2024, the Company’s common stock was held by 58 shareholders of record, which does not include shares that are held in street or nominee name.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On Nov 20th, 2024, the shareholders' list of our shares of common stock showed 58 registered holders of our shares of common stock and 31,111,352 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Issuer Purchases of Equity Securities

During the years ended August 31, 2024, and August 31, 2023, there were no repurchases of the Company’s common stock by the Company.

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

Financing

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and lack of positive cash flow places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable profits and losses can be demonstrated. Therefore, any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

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

Results of Operations

Year ended August 31, 2024 compared to the year ended August 31, 2023

Revenues

For the year ended August 31, 2024, our total revenues were $130,074, compared to $410,165 for the year August 31, 2023.

The company revenues were generated from laboratory services.

Operating and Other Expenses

For the year ended August 31, 2024, our total operating expenses were $713,214 compared to $1,341,545 for the year ended August 31, 2023. The decrease is attributable mainly to the general and administrative of $391,554 and decrease in research and development expenditures of $236,777. The decrease in the general and administrative expenses attributed mainly to Salaries expenses $189,266 Share based payment expenses of $40,760, Insurance of $35,868 and Legal and professional fees of $204,493.

The decrease is due to a reduction in the company's operation.

We realized financial expenses of $23,124 for year August 31, 2024, compared to financial expenses of $52,623 for year August 31, 2023. The decrease in financial loss was mainly attributable to a decrease in convertible loan expenses of $35,498.

We realized a capital loss of $88,934 compared to a capital gain loss of $2,726,231 for the year August 31, 2023.

As a result, the net loss was $695,198 for the year August 31, 2024, compared to a net loss of $3,710,234 for the year August 31, 2023.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2024, as well as August 31, 2023, we funded our operations through issuance of convertible loans and promissory notes. Our principal use of funds during the year ended August 31, 2024, has been for normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2024 compared to the year ended August 31, 2023

As of August 31, 2024, we had $26,416 cash compared to $129,696 as of August 31, 2023. The Company used cash in operations of $244,269 for the year ended August 31, 2024, compared to cash used in operations of 112,521 for the year ended August 31, 2023.

During the year ended August 31, 2024, the Company's investing earned totaled $113,477. This compares to net cash flow for investing activities in the year ended August 31, 2023, in the amount of $24,702.  The difference reflects primarily of realized held for trading investments and sales of equipment.

During the year ended August 31, 2024, the company had net cash earned from financing activities of $27,512. This compares to $100,000 in the year ended August 31, 2023.

Year ended August 31, 2023 compared to the year ended August 31, 2022

Revenues

For the year ended August 31, 2023, our total revenues were 410,165, compared to $29,958 for year August 31, 2022.

The company revenues were generated from laboratory services

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

Liquidity and Capital Resources

Overview

For the years ended August 31, 2023, as well as August 31, 2022, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2023, has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses

Liquidity and Capital Resources during the year ended August 31, 2023 compared to the year ended August 31, 2022

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

How the Critical Audit Matter was addressed in the Audit

–	We evaluated whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

–	We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

–	We added explanatory paragraph to the audit report.

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

How the Critical Audit Matter was addressed in the Audit

–	We evaluated whether it is reasonable to expect the loan to be converted to share capital or if the company will be required to pay cash

/s/ Weinstein International. C.P.A.

We have served as the Company's auditor since 2019.

Tel - Aviv, Israel
November 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CNBX Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNBX Pharmaceuticals Inc. and its subsidiary (“the Company”) as of August 31, 2024, and the related statements of operations, changes in stockholders' deficit and cash flows, for the year ended August 31, 2024, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, , and the results of its operations and its cash flows for the periods ended August 31, 2024, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Elkana Amitai. C.P.A.

We have served as the Company's auditor since 2024.

Mitzpe Netofa, Israel
November 29, 2024

PCAOB ID 6816

CNBX PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$26,416	$129,696
Prepaid expenses and other receivables	4,967	94,612
Total current assets	31,383	224,308

Available for sale Investment	–	–

Equipment, net	–	274,731

Total assets	$31,383	$499,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$40,841	$335,915
Convertible loan	1,295,107	1,343,584
Due to a related party	1,175,415	836,829
Total current liabilities	2,511,363	2,516,328

Stockholders' equity (deficit):
Common stock, $.0001 par value, 900,000,000 shares authorized, 31,111,352 and 22,611,352 shares issued and outstanding at August 31, 2024 and August 31, 2023 respectively.	3,111	2,261
Additional paid-in capital	22,471,309	22,239,652
Issuance of warrants	–	–
Other comprehensive loss	–	–
Accumulated deficit	(24,954,400)	(24,259,202)
Total stockholders' equity (deficit)	(2,479,980)	(2,017,289)

Total liabilities and stockholders' equity	$31,383	$499,039

The accompanying notes are an integral part of the financial statements

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2024	2023

Revenues	$130,074	$410,165

Operating expenses:
Research and development expense	194,788	431,565
General and administrative expenses	518,426	909,980

Total operating expenses	713,214	1,341,545

Loss from operations	(583,139)	(931,380)
Other income
Capital loss	88,934	2,726,231
Financial loss, net	23,124	52,623

Net (loss) income	$(695,198)	$(3,710,234)

Total comprehensive (loss) income	$(695,198)	$(3,710,234)

Net (loss) per share - basic and diluted:	$(0.02)	$(0.42)

Weighted average number of shares outstanding - Basic and Diluted	30,247,691	8,824,636

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year Ended August 31,
	2024	2023
Cash flows from operating activities:
Net (Loss) Profit	$(695,198)	$(3,710,234)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	72,320	162,061
Share based payment	139,720	180,480
Interest on Convertible loan	16,798	54,811
Capital loss (Gain)	88,934	2,726,232
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	89,644	(13,840)
Accounts payable and accrued liabilities	43,513	487,969
Net cash used in operating activities	(244,269)	(112,521)

Cash flows from investing activities:
Sale of equipment	114,673	–
Realization of Held for trading investments	–	24,702
Acquisition of equipment	(1,196)	–
Net cash used in investing activities	113,477	24,702

Cash flows from financing activities:
Proceeds from issuance of a Convertible loan	27,512	100,000
Net cash provided by financing activities	27,512	100,000

Net increase (decrease) in cash	(103,280)	12,181

Cash and cash equivalents at beginning of year	129,696	117,515

Cash and cash equivalents at end of the year	$26,416	$129,696

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$92,787	$569,930

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in	Other comprehensive		Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Loss	Warrants	deficit	(deficit)
Balance, August 31, 2022	1,238,659	$124	$18,031,869	$(2,574,846)	$3,459,510	$(20,548,968)	$1,632,311

Share based Payment	–	–	180,480	–	–	–	180,480

Exercise of a Convertible loan to shares of common stock.	21,372,693	2,137	567,793	–	–	–	569,930

Expiration of warrants	–	–	3,459,510	–	(3,459,510)	–	–

Other comprehensive loss	–	–	–	2,574,846	–	–	2,574,846

Net loss for the year ended August 31, 2022	–	–	–	–	–	(3,710,234)	(3,710,234)

Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$–	$–	$(24,259,202)	$(2,017,289)

Share based Payment	–	–	139,720	–	–	–	139,720

Exercise of a Convertible loan to shares of common stock.	8,500,000	850	91,937	–	–	–	92,787

Net loss for the year ended August 31, 2023	–	–	–	–	–	(695,198)	(695,198)

Balance, August 31, 2024	31,111,352	$3,111	$22,471,309	$–	$–	$(24,954,400)	$(2,479,980)

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2024

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $695,198 for the year ended August 31, 2024 and has incurred cumulative losses since inception of $24,954,400. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2024 and 2023, cash equivalents consisted of bank accounts held at financial institutions.

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

Revenue from service agreements is recognized over the periods from which the Company performing the service and is entitled to the respective payments.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2024 and 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of August 31, 2024, the company had no level 1 fair values financial instruments assets, and had financial instruments liabilities of $1,295,107 at level 3.

As of August 31, 2024, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2024.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2024, and 2023.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2024, and 2023, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2024, and 2023.

Note 3 – Recent Accounting Pronouncements

In July 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718), to amend various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements and related disclosures.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically relating to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted.

The Company is currently evaluating the potential effects that ASU 2023-07 and ASU 2023-09 will have on the consolidated financial statement disclosures.

Note 4 – Related Party Transactions

During the year ended August 31, 2024, and August 31, 2023, the Company paid approximately of $90,379 and $79,100 as compensation to our CEO and chairman.

During the year ended August 31, 2024 the Company accrued additional $335,913 in salaries, including socials benefits, to our CEO and chairman. compared to $416,497 for the year ended August 31, 2023.

As of August 31, 2024, the Company had a balance outstanding payable to our CEO and chairman: Gabriel Yariv and Eyal Barad in the total of $932,771 under related parties compared to $613,184 for the year ended August 31, 2023.

During the year ended August 31, 2024, and August 31, 2023, the Company paid approximately of $33,968 and $40,321 as compensation to our CFO

During the year ended August 31, 2024 the Company have not accrued salaries to directors compared to $37,000 accrued to three directors for the year ended August 31, 2023.

Cannabics Inc. (the parent company) balance as of August 31, 2024, and on August 31, 2023 was $223,645. The advance is due on demand and bears no interest.

During the year ended August 31, 2024, the Company recorded a non-cash expense of $139,720 as share based payment, to the company chairman and board members, compared to $168,551 for the year ended August 31, 2023.

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

During the year ended August 31, 2024, the Company issued 8,500,000 shares of its common stock to an investor as a result of a convertible loan exercise in the sum of $92,787.

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

On November 28, 2022, we entered into a forbearance agreement with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through December 12, 2022, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

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

In the period of January through March , 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $35,000.00. ($35,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on June 15th 2023

On June 12, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $65,000.00. ($65,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on August 5th 2023

On Sept 24, 2024, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $30,000.00. ($30,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on January 1sth 2025.

On November 13, 2024, we entered into a forbearance agreement with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through January 1st, 2025, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

Note 6 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2023, as the Company had cumulative operating losses. For the years ended August 31, 2024, and 2023, the Company incurred net losses for tax purposes of $1,817,062 and $1,848,572, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2044.

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable is 23%.

As of August 31, 2024, the Subsidiary has an accumulated tax loss carry forward of approximately $13,182,803 (as of August 31, 2023, approximately $12,593,815). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2024	2023
United States statutory corporate income tax rate	21.0%	21.0%
Change in valuation allowance on deferred tax assets	-21.0%	-21.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2024	2023
US Deferred income tax assets:
Net operating loss carry forwards benefit	$381,583	$388,200
Valuation allowance	(381,583)	(388,200)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$3,085,031	$2,949,564
Valuation allowance	(3,085,031)	(2,949,564)
	$–	$–

	August 31,
	2024	2023
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$3,466,614	$3,337,764
Valuation allowance	(3,466,614)	(3,337,764)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $128,850 by and decreased $603,893 for the years ended August 31, 2024, and 2023, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2024 and 2023. At August 31, 2024, the Company has net operating loss carry forwards of approximately $24,954,400 which expire commencing 2044. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2024, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 7 – Capital loss

On February 15, 2024, the company sold her fixed assets in consideration of $114,674, as a result the company recorded a capital loss of $88,934.

On December 9, 2022, the Company sold her holdings in Sativus in consideration of $24,200, as a result the company recorded a capital loss of $2,726,231.

Note 8 – General & administrate expenses

	For the year Ended August 31, 2024	For the year Ended August 31, 2023
Salaries and related expenses	$348,109	$461,375
Share based payment to related parties	139,720	180,480
Legal and professional fees	(55,385)	149,108
Insurance	32,410	68,278
Marketing expenses	–	1,223
Other expenses	53,572	49,516
	$518,426	$909,980

Note 9 – Financial (Income) expenses

	For the year Ended August 31, 2024	For the year Ended August 31, 2023
Interest and bank charges	$293	$1,174
Interest from convertible loan	19,318	–
Loss from convertible loan valuation	–	54,810
Currency exchange differences loss (profit)	3,513	(3,361)
	$23,124	$52,623

Note 10 – Subsequent Events

On Sept 24, 2024, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $30,000.00. ($30,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on January 1st, 2025.

On November 13, 2024, we entered into a forbearance agreement with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through January 1st, 2025, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and the Chief Financial Officer., of the effectiveness of its disclosure controls and procedures. The Officers assessed, reviewed and determined that the Company’s disclosure controls and procedures were not effective as to this annual filing. Based on that evaluation, The Board accepted and ratified the findings of the management that the Company’s disclosure controls and procedures, as of August 31, 2024, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 1, 2024, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were not effective as of that date.

Changes in Internal Control Over Financial Reporting

Since our previous annual report, there were no changes in our internal control over financial reporting during the year ended August 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended August 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 11. Executive Compensation

We did not record any consulting expenses fees to our Directors. For the current year ending August 31, 2024, our Officers received a yearly salary of $124,937.

Summary Compensation Table

Executive Officer Compensation Schedules – See Section D of Main Questionnaire

Schedule D.I

Summary Compensation Table in For Fiscal 2024

Name	Salary ($)	Consulting fees ($)	Bonus ($)	Stock awards	Option awards	Cars Expenses	Nonqualified deferred compensation earnings ($)	Nonqualified deferred compensation earnings ($)	Total ($)
Eyal Barad	200,532	–	–	–	–	–	–	–	200,532
Gabriel Yariv	188,027	–	–	–	–	–	–	–	327,927
Uri Ben-Or	–	33,968	–	–	–	–	–	–	33,968
	388,559	33,968	–	139,900	–	–	–	–	562,427

The following table sets forth, as of August 31, 2024, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

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

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Elkana Amitai for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2024, were $19,000.

All Other Fees

For the fiscal years ended August 31, 2023, and 2023, the Company did not pay any other fees.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Elkana Amitai is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

Date: November 29th, 2024	By:	/s/ Eyal Barad
Eyal Barad, Director Chief Executive Officer

/s/ Uri Ben Or
Uri Ben Or , Chief Financial Officer Principal Accounting Officer

