Form 10-Q
period 2024-11-30
CNBX Pharmaceuticals Inc.
filed 2025-01-13
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of January 12, 2025, the registrant had 31,111,352 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX Pharmaceuticals Inc.,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2024

INDEX

Cautionary Note Regarding Forward-Looking Statements		3

PART I – FINANCIAL INFORMATION		4

Item 1.	Consolidated Financial Statements	4
	Consolidated Balance Sheets as of November 30, 2024 (unaudited) and August 31, 2024	4
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended November 30, 2024 and 2023 (unaudited)	5
	Consolidated Statements of Stockholders Equity (Deficit) for the Three Months Ended November 30, 2024 and 2023 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2024 and 2023 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION		16

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Recent Sale of Unregistered Securities	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		17

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2024	2024
	Unaudited	Audited

ASSETS
Current assets:
Cash and cash equivalents	$17,339	$26,416
Prepaid expenses and other receivables	4,969	4,969
Total current assets	22,308	31,385

Equipment, net	–	–

Total assets	$22,308	$31,385

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$51,992	$217,774
Convertible loan	1,328,232	1,295,107
Due to a related party	1,156,416	998,484
Total current liabilities	2,536,640	2,511,365

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 31,111,352 shares issued and outstanding on November 30, 2024, and on August 31, 2024, respectively.	3,111	3,111
Additional paid-in capital	22,471,309	22,471,309
Accumulated deficit	(24,988,752)	(24,954,400)
Total stockholders' equity (deficit)	(2,514,332)	(2,479,980)

Total liabilities and stockholders' equity	$22,308	$31,385

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2024	2023
	Unaudited

Revenues	$–	$89,437

Operating expenses:
Research and development expense	–	112,418
General and administrative expenses	36,837	148,919

Total operating expenses	36,837	261,337

Loss from operations	(36,837)	(171,900)

Other (Loss) Income
Financial (Loss) Income	2,485	(6,623)

Net loss	(34,352)	(178,523)

Loss from available for sale assets	–	–
Total comprehensive loss	$(34,352)	$(178,523)

Net loss per share - basic and diluted:	$(0.001)	$(0.006)
Weighted average number of shares outstanding - Basic and Diluted	31,111,352	27,760,802

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2024	31,111,352	$3,111	$22,471,309	$–	$–	$(24,954,400)	$(2,479,980)

Net loss	–	–	–	–	–	(34,352)	(34,352)

Balance, November 30, 2024	31,111,352	$3,111	$22,471,309	$–	$–	$(24,988,752)	$(2,514,332)

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$–	$–	$(24,259,202)	$(2,017,289)

Share based payment	–	–	34,975	–	–	–	34,975

Exercise of a Convertible loan to shares of common stock.	5,700,000	570	65,338	–	–	–	65,908

Net loss	–	–	–	–	–	(178,523)	(178,523)

Balance, November 30, 2023	28,311,352	$2,831	$22,339,965	$–	$–	$(24,437,725)	$(2,094,929)

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2024	2023
	Unaudited
Cash flows from operating activities:
Net Loss	$(34,352)	$(178,523)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	–	39,461
Interest on loans	3,122	11,451
Share based payment	–	34,975
Changes in operating assets and liabilities:
Decrease (increase) Accounts Receivable and prepaid expenses	–	25,323
Increase (decrease) Accounts payable and accrued liabilities	(7,847)	(4,533)
Net cash used in operating activities	(39,077)	(71,846)

Cash flows from investing activities:
Acquisition of equipment	–	(1,196)
Net cash used in investing activities	–	(1,196)

Cash flows from financing activities:
Proceeds from the issuance of a Convertible loan	30,000	24,993
Net cash provided by financing activities	30,000	24,993

Net increase (Decrease) in cash	(9,077)	(48,049)
Cash and cash equivalents at beginning of the Period	26,416	129,696
Cash and cash equivalents at end of the Period	$17,339	$81,647

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

These unaudited financial statements should be read in conjunction with our August 31, 2024 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $34,352 for the three months ended November 30, 2024; and has incurred cumulative losses since inception of $24,988,752. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. There were no Research and development costs charged to expense for the three months ended November 30, 2024 compared to $112,418 for the three months ended November, 2023.

Note 2 – Related Party Transactions

During the three months ending November 30, 2024, the Company paid $9,152 in salaries expenses, including socials benefits, to two directors, compared to $16,685 for the three months ending November 30, 2023.

In addition, During the three months ending November 30, 2024 the Company hasn’t accrued in salaries, including socials benefits, to our CEO and chairman. compared to $85,670 for the three months ending November 30, 2023.

As of November 30, 2024, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $932,771.

During the three months ending November 30, 2024, the Company haven’t recorded a non-cash expense in share-based payment, to the company chairman, board members and advisor.

The Company had a balance outstanding on November 30, 2024 and on November 30, 2023 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

We no longer have a lease of property.

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

On February 15, 2023, we entered into a forbearance agreements with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through March 7, 2022, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

On November 28, 2023, we entered into a forbearance agreements with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through December 12, 2023, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

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

We entered into a forbearance agreements with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through January 31, 2025, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement.

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

On September 24, 2024, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible  Promissory Note in the principal amount of $30,000 ($30,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on January 1, 2025.

The Institutional Investor agreed to forbear until December 12, 2024 from taking any action against the Company with respect to unpaid amounts owed and to waive certain other defaults under the Note and other rights.

Interest expenses amounted to $3,125 for the three months ended November 30th, 2024.

Note 6 – Subsequent events

On December 30, 2024, the Company entered into a Securities Purchase Agreement providing for the issuance of the Promissory Note in the principal amount of $25,000 ($25,000 net of issuance expenses). The Convertible Promissory Note carries an interest of 5% and is due on April 1, 2025

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

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

Results of Operations

For the Three Months Ended November 30, 2024 and 2023

Operating Expenses

For the three months ended November 30, 2024, our total operating expenses were $36,837 compared to $261,337 for the three months ended November 30, 2023, resulting in a decrease of $224,500. The decrease is attributable to a decrease of $112,082 in general administration expenses, mostly due to the Professional services expenses of $13,339, share based payment of $34,975 and salary expenses of $63,706 and a decrease of $112,480 in research and development expenses. The decrease is due to a pause in the company's research operation.

We incurred a financial income of $2,485 for the three months ended November 30, 2024, compared to financial expense of $6,623 for the three months ended November 30, 2023. The change in financial income was mainly attributable to an increase in currency exchange income offset by interest expenses of a convertible loan of $3,125.

Net loss

Net loss decreased by $144,171 to $34,352 for the three months ended November 30, 2024, compared to a net loss of $178,523 for the three months ended November 30, 2023. The decrease is due to the reasons above.

Liquidity and Capital Resources

Overview

As of November 30, 2024, we had $17,339 in cash compared to $81,647 on November 30, 2023. We expect to incur a minimum of $120,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2024 compared to the Three Months Ended November 30, 2023

We used cash in operations of $39,077 for the three months ended November 30, 2024, compared to cash used in operations of $71,846 for the three months ended November 30, 2023. The negative cash flow from operating activities for the three months ended November 30, 2024, is primarily attributable to the Company's net loss of $34,352, a decrease in accounts payables and accrued liabilities of $7,487 offset by interest on the convertible loan of $3,125.

We had no cash flow from investing activities during the three months ended November 30, 2024, and 2023,

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2023, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2024, included in our Annual Report on Form 10-K as filed on November 29, 2024, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies, as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of its disclosure controls and procedures. The management assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of November 30th, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 5. Other Information

During the quarter ended November 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CNBX Pharmaceuticals Inc.

Date: January 13 2025	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2025	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

