Form 10-Q
period 2025-02-28
CNBX Pharmaceuticals Inc.
filed 2025-04-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

As of April 14, 2025, the registrant had 4,196,841 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2025

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2024 (filed on November 29th, 2024) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$45,675	$26,416
Prepaid expenses and other receivables	4,985	4,969
Total current assets	50,660	31,385

Equipment, net	–	–

Total assets	$50,660	$31,385

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$62,943	$217,774
Convertible loan	1,398,781	1,295,107
Due to a related party	1,159,416	998,484
Total current liabilities	2,621,140	2,511,365

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.0001 par value, 900,000,000 shares authorized, 33,861,352 and 31,111,352 shares issued and outstanding at February 28, 2025 and August 31, 2024, respectively	3,386	3,111
Additional paid-in capital	22,484,674	22,471,309
Issuance of warrants	–	–
Other comprehensive loss	–	–
Accumulated deficit	(25,058,540)	(24,954,400)
Total stockholders' equity (deficit)	(2,570,480)	(2,479,980)

Total liabilities and stockholders' equity	$50,660	$31,385

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024

Revenues
Services	$–	$40,637	$–	$130,074
Cost of services	–	6,220	–	17,570
Gross Profit	–	34,417	–	112,504

Operating expenses:
Research and development expense	–	107,199	–	208,267
General and administrative expenses	64,743	133,646	101,580	282,565

Total operating expenses	64,743	240,845	101,580	490,832

Loss from operations	(64,743)	(206,428)	(101,580)	(378,328)

Other income (loss)
Capital loss	–	(123,711)	–	(123,711)
Financial income (Loss), net	(5,045)	4,680	(2,560)	(1,943)

Net (loss)	(69,788)	(325,459)	(104,140)	(503,982)

Profit (loss) from available for sale assets	–	–	–	–
Total comprehensive income (loss)	$(69,788)	$(325,459)	$(104,140)	$(503,982)

Net loss per share - basic and diluted:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	32,096,769	30,988,275	31,764,667	29,374,538

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 28, 2025

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2024	31,111,352	$3,111	$22,471,309	$–	$–	$(24,954,400)	$(2,479,980)

Share based payment	–	–	–	–	–	–	–

Exercise of CLA to shares	2,750,000	275	13,365	–	–	–	13,640

Other comprehensive loss	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	(104,140)	(104,140)

Balance, February 28, 2025	33,861,352	$3,386	$22,484,674	$–	$–	$(25,058,540)	$(2,570,480)

For the three months ended February 28, 2025

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, November 30, 2024	31,111,352	$3,111	$22,471,309	$–	$–	$(24,988,752)	$(2,514,332)

Share based payment	–	–	–	–	–	–	–

Exercise of CLA to shares	2,750,000	275	13,365	–	–	–	13,640

Other comprehensive loss	–		–	–	–	–	–

Net loss	–	–	–	–	–	(69,788)	(69,788)

Balance, February 28, 2025	33,861,352	$3,386	$22,484,674	$–	$–	$(25,058,540)	$(2,570,480)

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 29, 2024

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$–	$–	$(24,259,202)	$(2,017,289)

Share based payment	–	–	69,950	–	–	–	69,950

Exercise of CLA to shares	8,500,000	850	91,937	–	–	–	92,787

Net loss	–	–	–	–	–	(503,982)	(503,982)

Balance, February 29, 2024	31,111,352	$3,111	$22,401,539	$–	$–	$(24,763,184)	$(2,358,534)

For the three months ended February 29, 2024

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, November 30, 2023	28,311,352	$2,831	$22,339,965	$–	$–	$(24,437,725)	$(2,094,929)

Share based payment	–	–	34,975	–	–	–	34,975

Exercise of CLA to shares	2,800,000	280	26,599	–	–	–	26,879

Net loss	–	–	–	–	–	(325,459)	(325,459)

Balance, February 29, 2024	31,111,352	$3,111	$22,401,539	$–	$–	$(24,763,184)	$(2,358,534)

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six month Ended
	February 28,	February 29,
	2025	2024
Cash flows from operating activities:
Net (Loss)	$(104,140)	$(503,982)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	–	72,320
Interest on convertible loans	7,313	16,798
Capital loss	–	123,711
Changes in operating assets and liabilities:
Share based payment	–	69,950
Accounts Receivable and pre-paid expenses	(16)	(32,163)
Accounts payable and accrued liabilities	6,102	57,122
Net cash used in operating activities	(90,741)	(196,244)

Cash flows from investing activities:
Acquisition of equipment	–	(1,196)
Realization of equipment	–	20,000
Net cash from (used) in investing activities	–	18,804

Cash flows from financing activities:
Proceeds from convertible loan agreement	110,000	24,993
Net cash provided by financing activities	110,000	24,993

Effect of exchange rate changes on cash, cash equivalents	–	59,893

Net increase (Decrease) in cash	19,259	(92,554)
Cash and cash equivalents at beginning of the Period	26,416	129,696
Cash and cash equivalents at end of the Period	$45,675	$37,142

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$13,640	$–

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

These unaudited financial statements should be read in conjunction with our August 31, 2024 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29th, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $104,140 for the six months ended February 28, 2025, it has incurred cumulative losses since inception of $25,058,540. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. There were no Research and development costs charged to expense for the six months ended February 28, 2025 compared to $208,267 for the six months ended February 29, 2024.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

As of February 28, 2025, the Company had One employee, our Director Eyal Barad. All employees reside in Israel.

During the six months ending February 28, 2025, the Company paid $28,258 in salaries, including socials benefits, to two directors, compared to $50,979 for the six months ending February 29, 2024.

In addition, during the six months ending February 28, 2025, the Company accrued $0 in salaries, including socials benefits, to two directors, compared to accrued expenses of $161,655 for the six months ending February 29, 2024. During the six months ending February 28, 2025, the Company hasn’t recorded a non-cash expense in share-based payment, to the company chairman, board members and advisor, compared to $69,950 for the six months ending February 29, 2024.

As of February 28, 2025, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $932,771 under Accounts payable and accrued liabilities.

The Company had a balance outstanding on February 28, 2025 and at February 29, 2024 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

We no longer lease any properties.

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

On December 30, 2024, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $25,000 ($25,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on April 1, 2025.

On February 3, 2025, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $55,000 ($50,000 net of issuance expenses). The Convertible Promissory Note carry interest of 10% and due on October 30, 2025.

The Institutional Investor agreed to forbear until December 12, 2024 from taking any action against the Company with respect to unpaid amounts owed and to waive certain other defaults under the Note and other rights.

Interest expenses amounted to $7,314 for the six months ended February 28th, 2025.

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

Results of Operations

For the Three Months Ended February 28, 2025 and February 29, 2024

Operating Expenses

For the three months ended February 28, 2025, our total operating expenses were $64,743 compared to $240,845 for the three months ended February 29, 2024, resulting in a decrease of $176,102. The decrease is attributable to a total decrease of $68,903 in general administration, and sales and marketing expenses and a decrease of $107,199 in research and development expenses. The decrease is due to lack of funds.

We incurred a financial loss of $5,045 for the three months ended February 28, 2025, compared to other financial Income of $4,680 for the three months ended February 29, 2024. The increase in financial expense was mainly attributable to a capital loss due to a realization of the Company’s Convertible loans.

Net Loss

Net loss for the three months ended February 28, 2025 was $69,788 compared to net loss $325,459 for the three months ended February 29, 2024, for the reasons explained above.

For the Six Months Ended February 28, 2025 and February 29, 2024

Operating Expenses

For the six months ended February 28, 2025, our total operating expenses were $101,743 compared to $490,845 for the six months ended February 29, 2024, resulting in a decrease of $389,252. The decrease is attributable to a total decrease of $180,985 in general administration, and sales and marketing expenses and a decrease of $208,267 in research and development expenses. The decrease is due to lack of funds.

We incurred a financial loss of $2,560 for the six months ended February 28, 2025, compared to other financial Income of $1,943 for the six months ended February 29, 2024.

Net Loss

Net loss for the six months ended February 28, 2025 was $104,140 compared to net loss $503,982 for the six months ended February 29, 2024, for the reasons explained above.

Liquidity and Capital Resources

Overview

As of February 28, 2025, we had $45,675 in cash compared to $26,416 on August 31, 2024. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 28, 2025 compared to the Six Months Ended February 29, 2024

We used cash in operations of $90,741 for the six months ended February 28, 2025 compared to cash used in operations of $196,244 for the six months ended February 29, 2024. The negative cash flow from operating activities for the six months ended February 28, 2025 is primarily attributable to the Company's net loss from operations of $104,140, offset by convertible loan valuation in a total of $7,313, an increase in accounts payables and accrued liabilities of $6,102.

We had no cash flow from investing activities during the six months ended February 28, 2025, compared to cash earned from investing activities of $18,804 for the six months ended February 29, 2024. For the six months ended February 29, 2024 the cash flow was from realization of equipment of $20,000 off set by purchase of fixed assets in the aggregate amount of $1,196.

We earned cash in financing activities of $110,000 for the six months ended February 28, 2025 compared to $24,993 for the six months ended February 29, 2024. The cash is from convertible loan proceeds.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2024, included in our Annual Report on Form 10-K as filed on November 29th, 2024, for a discussion of our critical accounting policies and estimates.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 5. Other Information

During the quarter ended February 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CNBX Pharmaceuticals Inc.

Date: April 14, 2025	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2025	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

