Form 10-Q
period 2025-05-31
CNBX Pharmaceuticals Inc.
filed 2025-07-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of July 14, 2025, the registrant had 92,511,352 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly owned subsidiaries, G.R.I.N Ultra Ltd., and Digestix Bioscience Inc.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

MAY 31ST, 2025

INDEX

Cautionary Note Regarding Forward-Looking Statements		3

PART I – FINANCIAL INFORMATION		4

Item 1.	Consolidated Financial Statements	4
	Consolidated Balance Sheets as of May 31st, 2025 (unaudited) and August 31, 2024	4
	Consolidated Statements of Operations for the Three and Nine Months Ended May 31st, 2025 and 2024 (unaudited)	5
	Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended May 31st, 2025 and 2024 and the Year Ended August 31, 2024	6
	Consolidated Statements of Cash Flows for the Nine Months Ended May 31st, 2025 and 2024 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION		18
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Recent Sale of Unregistered Securities	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2024 (filed on November 29th, 2024), entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2025	2024
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$13,648	$26,416
Prepaid expenses and other receivables	4,967	4,967
Total current assets	18,615	31,383

Equipment, net	–	–

Total assets	$18,615	$31,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$41,239	$40,841
Convertible loan	1,340,136	1,295,107
Due to a related party	1,174,645	1,175,415
Total current liabilities	2,556,020	2,511,363

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 1,800,000,000 and 900,000,000 shares authorized, on May 31, 2025 and August 31, 2024 respectively, 92,511,352 and 31,111,352 shares issued and outstanding on May 31, 2025 and August 31, 2024 respectively	9,251	3,111
Additional paid-in capital	22,571,611	22,471,309
Accumulated deficit	(25,118,267)	(24,954,400)
Total stockholders' equity (deficit)	(2,537,405)	(2,479,980)

Total liabilities and stockholders' equity	$18,615	$31,383

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
	Unaudited
Revenues	$–	$–	$–	$130,074

Operating expenses:
Research and development expense	–	42,884	–	268,722
General and administrative expenses	40,380	109,394	141,960	391,958
Total operating expenses	40,380	152,278	141,960	660,680

Loss from operations	(40,380)	(152,278)	(141,960)	(530,606)

Other income
Capital Gain (loss)	–	–	–	(88,934)
Financial Income (loss)	(19,347)	21,646	(21,907)	(15,074)
Net loss	(59,727)	(130,632)	(163,867)	(634,614)

Profit (loss) from available for sale assets	–	–	–	–
Total comprehensive (income) loss	$(59,727)	$(130,632)	$(163,867)	$(634,614)

Net loss per share - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average number of shares outstanding - Basic and Diluted	42,597,394	31,111,352	35,475,271	29,964,272

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	Capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2024	31,111,352	$3,111	$22,471,309	$–	$–	$(24,954,400)	$(2,479,980)

Exercise of a Convertible loan to shares of common stock	61,400,000	6,140	100,302	–	–	–	106,442

Net loss	–	–	–	–	–	(163,867)	(163,867)

Balance, May 31, 2025	92,511,352	$9,251	$22,571,611	$–	$–	$(25,118,267)	$(2,537,405)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	Capital	Warrants	gain	deficit	(deficit)
Balance, February 28, 2025	33,861,352	$3,386	$22,484,674	$–	$–	$(25,058,540)	$(2,570,480)

Exercise of a Convertible loan to shares of common stock	58,650,000	5,865	86,937	–	–	–	92,802

Net Loss	–	–	–	–	–	(59,727)	(59,727)

Balance, May 31, 2025	92,511,352	$9,251	$22,571,611	$–	$–	$(25,118,267)	$(2,537,405)

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(continued)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	deficit	(deficit)
Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$–	$–	$(24,259,202)	$(2,017,289)

Share based payment	–	–	104,745	–	–	–	104,745

Exercise of a Convertible loan to shares of common stock	8,500,000	850	91,937	–	–	–	92,787

Net loss	–	–	–	–	–	(634,614)	(634,614)

Balance, May 31, 2024	31,111,352	$3,111	$22,436,334	$–	$–	$(24,893,816)	$(2,454,371)

	Common stock		Additional paid in		Unrealized gain (loss) on available-for sale financial	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Warrants	gain	Deficit	(deficit)
Balance, February 28, 2024	31,111,352	$3,111	$22,401,539	$–	$–	$(24,763,184)	$(2,358,534)

Share based payment	–	–	34,795	–	–	–	34,795

Net Loss	–	–	–	–	–	(130,632)	(130,632)

Balance, May 31, 2024	31,111,352	$3,111	$22,436,334	$–	$–	$(24,893,816)	$(2,454,371)

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended,
	May 31,	May 31,
	2025	2024
Cash flows from operating activities:
Net Loss	$(163,867)	$(634,614)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	–	72,320
Interest on loans	21,479	16,798
Capital Loss	–	88,934
Share based payment	–	104,745
Accounts Receivable and pre paid expenses	–	87,991
Accounts payable and accrued liabilities	(372)	67,807
Net cash used in operating activities	(142,760)	(196,019)

Cash flows from investing activities:
Sale of equipment	–	114,673
Acquisition of equipment	–	(1,196)
Net cash gain in investing activities	–	113,477

Cash flows from financing activities:
Convertible loan	129,992	26,252
Net cash provided by financing activities	129,992	26,252

Net decrease in cash	(12,768)	(56,290)
Cash and cash equivalents at beginning of the Period	26,416	129,696
Cash and cash equivalents at end of the Period	$13,648	$73,406

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock	$106,442	$92,787

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Unaudited

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $163,867 for the nine months ended May 31, 2025, it has incurred cumulative losses since inception of $25,118,267. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. Research and development costs charged to expense were $0 and $268,722 for the nine months ended May 31, 2025 and 2024, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Related Party Transactions

During the nine months ending May 31, 2025, the Company paid $37,087 in salaries, including socials benefits, to two directors, compared to $73,732 for the nine months ending May 31, 2024.

During the nine months ending May 31, 2025 the Company accrued $0 in salaries, including socials benefits, to two directors compared to $242,500 for the nine months ending May 31, 2024.

As of May 31, 2025, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $932,771 under due to a related party.

The Company had a balance outstanding at May 31, 2025 and at May 31, 2024 of $223,645, payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 1,800,000,000 shares of common stock, par value $0.0001 per share. There is also 5,000,000 shares of Preferred stock, none of which has been issued. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

For the period ending at May 31, 2025, the company issued 61,400,000 shares as a result of a convertible of a loan at a total of $106,442.

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

On April 24, 2025, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $20,000 ($20,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on July 1, 2025.

The Institutional Investor agreed to forbear until July 1, 2025 from taking any action against the Company with respect to unpaid amounts owed and to waive certain other defaults under the Note and other rights.

Interest expenses amounted to $21,479 for the nine months ended May 31, 2025.

Note 6 – Subsequent Events

On June 9, 2025, the company issued 9,000,000 shares as a result of a convertible of a loan at a total of $7,017.

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

Results of Operations

For the Three Months Ended May 31, 2025 and 2024

Revenues

For the three months ended May 31, 2025 and 2024, there were no incomes.

Operating Expenses

For the three months ended May 31, 2025, our total operating expenses were $40,380 compared to $152,278 for the three months ended May 31, 2024, resulting in a decrease of $111,898. The decrease is attributable to a decrease of $69,014 in general administration, and sales and marketing expenses and a decrease of $42,884 in research and development expenses due to a reduction in the company's activities.

We realized financial loss of $19,347 for the three months ended May 31st, 2025, compared to financial income $21,646 for the three months ended May 31, 2024.

As a result, the net loss was $59,727 for the three months ended May 31st, 2025, compared to a net loss of $130,632 for the three months ended May 31, 2024. The decrease is due to a reduction in the company's activities.

Net Loss

Net loss was $59,727 compared to net loss $130,632 for the three months ended May 31st, 2025, for the reasons noted above.

For the nine Months Ended May 31st, 2025 and 2024

Revenues

For the nine months ended May 31, 2025 there were no incomes compared to $130,074for the nine months ended May 31, 2024. The decrease is due to a reduction in the company's activities.

Operating Expenses

For the nine months ended May 31, 2025, our total operating expenses were $141,960 compared to $660,680 for the nine months ended May 31, 2024, resulting in a decrease of $518,720. The decrease is attributable to a decrease of $249,998 in general administration and and a decrease of $268,722 in research and development expenses. The decrease is due to a reduction in the company's activities.

We realized financial loss of $21,907 for the nine months ended May 31, 2025, compared to financial Loss of $15,075 for the nine months ended May 31, 2024. The increase in financial loss was mainly attributable to interest on converted loans.

We incurred capital loss from a realization of equipment of $0 for the nine months ended May 31, 2025, compared to a capital loss of $88,934 for the nine months ended May 31, 2024 incurred form a realization of the Company’s equipment.

As a result, the net loss was $163,867 for the nine months ended May 31, 2025, compared to a net loss of $634,614 for the nine months ended May 31, 2024.

Net loss

Net loss was $163,867 compared to $634,614 for the nine months ended May 31, 2025 and May 31, 2024, The decrease is due to a reduction in the company's activities.

Liquidity and Capital Resources

Overview

As of May 31, 2025, we had $13,648 in cash compared to $26,416 on August 31, 2024. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the nine Months Ended May 31, 2024 compared to the nine Months Ended May 31, 2024

We used cash in operations of $142,760 for the nine months ended May 31, 2025, compared to cash used in operations of $196,019 for the nine months ended May 31, 2024. The negative cash flow from operating activities for the nine months ended May 31, 2025, is primarily attributable to the Company's net loss from operations of $163,867, offset by convertible loan valuation in a total of  $21,479 and an increase in accounts payables and accrued liabilities of $372.

We had no cash flow from investing activities during the nine months ended May 31, 2025, compared to cash flow investing activities of $113,477 for the nine months ended May 31, 2024. The cash flow from investing activities is mainly due to sale of equipment of $113,477.

We had cash flow from financing activities of 129,992 convertible loan during the nine months ended May 31, 2025, compared to $26,252 convertible loan for the nine months ended May 31, 2024.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2024 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2024, included in our Annual Report on Form 10-K as filed on November 30th, 2024, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the full Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of May 31st, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

Since our annual report, the Company has maintained an Audit Committee to better review our internal financial reporting. There were no other changes in our internal control over financial reporting during the period ending May 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

Item 5. Other Information

During the quarter ended May 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CNBX Pharmaceuticals Inc.

Date: July 14, 2025	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2025	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

