Form 10-K
period 2025-08-31
CNBX Pharmaceuticals Inc.
filed 2025-12-01
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On February 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $251,840 based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0076. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of November 20, 2025, the registrant had 553,962,206 shares of its Common Stock, $0.0001 par value, outstanding.

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

Our corporate address is #3 Bethesda Metro Center, Suite 700, Bethesda, Maryland, 20814; Telephone (877) 424-2429.

The Company was previously engaged in the oil and gas exploration business. On April 29th, 2014, the Company began a new direction and the majority of the Shareholders of the Company elected the Board of Directors and renamed the Company Cannabics Pharmaceuticals Inc. The Company’s R&D has been conducted in a Government licensed lab facility in Israel with the focus of development of cannabinoid-based therapies, medications and administration routes for treatment of cancer.

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

Colorectal Cancer

CRC is one of the more common forms of cancer worldwide, representing a significant challenge to the global healthcare system. According to the World Health Organization, CRC is the third most diagnosed cancer in the world and the second-leading cause of cancer-related mortality. In the United States, there were approximately 1,392,445people living with CRC in 2021(Source: National Cancer Institute. “Cancer Stat Facts: Colorectal Cancer”). In 2025, an estimated 152,810 cases of colon cancer and 44,850 cases of rectal cancer will be diagnosed in the US, and a total of 53,010 people will die from these cancers. In 2024 of all cancers in people over 50, Colorectal cancer was #1 in Men and #2 for Women. (Source: American Cancer Society. “Cancer Facts & Figures 2024”).

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

Preclinical Studies

We plan to conduct non-clinical safety studies following Good Laboratory Practice (GLP) to evaluate the systemic and local toxicity of escalating doses of RCC-33 and establish dosing parameters. The results of these preclinical studies, which are expected in the third quarter of 2026, will guide our planned Phase I/II(a) clinical trial. The non-clinical requirements to support the development program will be verified with the FDA at a pre-IND meeting. Such studies may include repeated dose toxicity studies, male and female fertility studies, embryofetal development studies, animal abuse related studies, pharmacokinetics studies, drug-drug interaction studies, and others.

Clinical Trials

We plan to evaluate the safety, tolerability, and pharmacokinetic properties of Cannabis SR and RCC-33 in a Phase I/II(a) ascending dose clinical trial in CRC patients, commencing in 2026. The clinical trial will examine the tolerability, pharmacokinetics, pharmacodynamics, and efficacy of multiple doses of RCC-33 in CRC patients. We are currently identifying potential contract research organizations and clinical trial centers to conduct the Phase I/II(a) human proof of concept study, which is estimated to cost $6,500,000. As of the date of this filing, however, the Company does not have sufficient funds to complete the Phase I/II(a) study.

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

Our Pipeline:

In addition to RCC-33, our colorectal cancer treatment drug candidate, the company has several other drug candidates under development, including PLP-33 for the local treatment of Lateral Spreading, or Sessile, colorectal polyps during colonoscopy, BRST-33 for the treatment of breast cancer, MLN-33 for the treatment of Melanoma and PRST-33 for the treatment of prostate cancer. These additional drug candidates are in the early stage of development and the company expects to complete the in-vivo research for each product by end of 2027.

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

4. Outsourced GMP manufacturing and commercial operation:

4.1. Outsourced GMP manufacturing

Our current position is that all of our Chemistry Manufacturing and Controls (CMC) required for the approval process of our drug candidates is to be outsourced. The RCC-33 formulation, as well as all additional drug candidates in our pipeline, while inspired by natural molecules, could consist only of formulations made from chemically synthesized molecules, or APIs (Active Pharmaceutical Ingredients). Our Company is not engaged in the development of any botanical or botanically based product/s. Additionally, in view of our upcoming submission of a pre-IND meeting request with the FDA, the Company may enter a new agreement with Purisys, a supplier of GMP (Good Manufacturing Practice) grade APIs suited for Clinical Stage Products. Purisys is a large and long-established US corporation with a long track record of working with the FDA. Accordingly, under said agreement, we will request that Purisys will also support CNBX throughout an IND filing process, including providing all necessary and related information concerning CMC in the form of a comprehensive technical package to be presented to the FDA. APIs supplied under said agreement will be used by Company in Phase I/II (a) clinical studies that it is planning to launch in 2026.

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

8. Regulations:

CNBX Pharmaceuticals Inc. is purely a Bio-Technology Pharmaceutical company which licenses use of its Intellectual Property, it does not produce, manufacture or provide any product in any location. We were duly licensed by the Israeli Health Ministry for our research in Israel. Beyond the Israeli Health Ministry and the FDA regulatory pathway for our drug candidates as described above, we are not under the aegis of any Federal or State regulatory scheme as we have no manufacturing activity. Any licensee whom we engage must be duly licensed and certified according to all pertinent local government regulations in their jurisdiction. The Company is exploring drug development within approved laboratory clinical trial settings conducted within approved regulatory frameworks. Should any prescription drug product be developed by the Company, such drug product will not be commercialized prior to receipt of applicable regulatory approval, which will only be granted if clinical evidence of safety and efficacy for the intended use(s) is successfully developed.

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

9. Employees:

As of August 31, 2025, the Company had one employee, our Director and CEO Eyal Barad, who residing in Israel.

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

We are an early-stage biotechnology company. As of August 31, 2025, we had one employee and several consultants. Our success materially depends upon the efforts of our management and personnel. If we lose the services of any of our executive officers or significant employees, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for or any other executive officer.

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

As a company with a class of securities registered under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act. With the exception of our CFO, Uri Ben Or, our management team lacks significant public company experience, which could impair our ability to comply with these legal, accounting, and regulatory requirements. Such responsibilities include complying with securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately respond to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 31, 2025, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were not effective as of that date.

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

At August 31, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, our disclosure controls and procedures were not effective as of that date.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August  31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended August 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The market price of our common stock has been highly volatile. Between September 1st, 2024, and August 31st, 2025, the sales price of our stock on the OTCQB ranged from a low of $0.0003 per share to a high of $0.015 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of August 31, 2025, Cannabics Inc., a Delaware corporation owns 3.2% of our common stock. Our two Directors are also holders of shares in Cannabics Inc., and therefore have substantial influence over it. Accordingly, the Company (and our management) may be able to control the outcome of stockholder votes, including votes concerning the election of directors, amendment of our organizational documents, approval of mergers, sales of assets and other significant corporate transactions.

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

We have multiple controls in place in order to prevent breaches, some of these controls include:

a.	FMA/2FA, this is our first AND most important first line of defense, no one should have MFA bypassed or disabled, with no exceptions.

b.	Email Banner for external emails. This banner assists us to identify any phishing / impersonation email and cannot be bypassed.

c.	Conditional Access Policy (CAP): Rejects connections to Exchange Online from un-authorized countries. We are further enhancing this control by implementing ACL's (access lists) in our CRM and ERP systems and any other mission critical platform. ALL platforms should have MFA enforced, any platform not supporting MFA in 2025 is deemed high-risk and immediately replaced as it is obsolete and poses high-risk to the Company.

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

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol "CNBX". As of November 20, 2025, the Company’s common stock was held by 59 shareholders of record, which does not include shares that are held in street or nominee name.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is ClearTrust LLC, 16540 Pointe Village Dr. Suite 210, Lutz, FL 33558; (813) 235-4490.

On Nov 20th, 2025, the shareholders' list of our shares of common stock showed 59 registered holders of our shares of common stock and 753,196,666 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Issuer Purchases of Equity Securities

During the years ended August 31, 2025, and August 31, 2024, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Year ended August 31, 2025 compared to the year ended August 31, 2024

Revenues

For the year ended August 31, 2025, we had no revenues, compared to $130,074 for the year August 31, 2024.

During 2024, The company revenues were generated from laboratory services.

Operating and Other Expenses

For the year ended August 31, 2025, our total operating expenses were $271,691 compared to $713,214 for the year ended August 31, 2024. The decrease is attributable mainly to the general and administrative expenses of $246,735 and decrease in research and development expenditures of $194,788. The decrease in the general and administrative expenses attributed mainly to reduce Salaries expenses $210,449 Share based payment expenses of $139,720, Insurance of $32,410, Other expenses $13,127 and offsetting increase in Legal and professional fees of $148,971.

The decrease is due to a reduction in the company's operation.

We realized financial expenses of $42,285 for year August 31, 2025, compared to financial expenses of $23,124 for year August 31, 2024. The decrease in financial loss was mainly attributable to a decrease in convertible loan expenses of $20,501.

We realized a capital loss of $0 compared to a capital loss of $88,934 for the year August 31, 2024.

As a result, the net loss was $313,976 for the year August 31, 2025, compared to a net loss of $695,198 for the year August 31, 2024.

Liquidity and Capital Resources

Overview

For the years ended August 31, 2025, as well as August 31, 2024, we funded our operations through issuance of convertible loans and promissory notes. Our principal use of funds during the year ended August 31, 2025, has been for normative corporate operating expenses.

Liquidity and Capital Resources during the year ended August 31, 2025 compared to the year ended August 31, 2024

As of August 31, 2025, we had $15,111 cash compared to $26,416 as of August 31, 2024. The Company used cash in operations of $171,305 for the year ended August 31, 2025, compared to cash used in operations of 244,269 for the year ended August 31, 2024.

During the year ended August 31, 2025, the Company's investing earned totaled $0. This compares to net cash flow for investing activities in the year ended August 31, 2024, in the amount of $113,477.  The difference reflects primarily of sales of equipment.

During the year ended August 31, 2025, the company had net cash earned from financing activities of $160,000. This compares to $27,512 in the year ended August 31, 2024. The cash earned primarily from proceeds from issuance of convertible loans.

Year ended August 31, 2024 compared to the year ended August 31, 2023

Revenues

For the year ended August 31, 2024, our total revenues were $130,074, compared to $410,165 for the year August 31, 2023.

The company's revenues were generated from laboratory services.

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

Liquidity and Capital Resources

Overview

For the years ended August 31, 2024, as well as August 31, 2023, we funded our operations through issuance of common stock and advances from our majority shareholder. Our principal use of funds during the year ended August 31, 2023, has been for laboratory and clinical research relating to our proprietary materials normative corporate operating expenses

Liquidity and Capital Resources during the year ended August 31, 2024 compared to the year ended August 31, 2023

As of August 31, 2024, we had $26,416 cash compared to $129,696 as of August 31, 2023. The Company used cash in operations of $244,269 for the year ended August 31, 2024, compared to cash used in operations of $112,521 for the year ended August 31, 2023.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CNBX Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNBX Pharmaceuticals Inc. and its subsidiary (“the Company”) as of August 31, 2025 and 2024, and the related statements of operations, statement of changes in stockholders' equity and statement of cash flows, for the two years ended August 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2025, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of August 31, 2025, The Company suffered losses from operations in all years since inception, further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 1 of the financial statements

Critical audit matter description

The Company raised substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have identified the Going Concern as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s assessment of Going Concern. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in our Audit

The primary procedures we performed to address this critical audit matter included the following: (i) We evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. (ii) We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events and assess the likelihood that such plans can be effectively implemented. (iii) We added an explanatory paragraph to the audit report.

/s/ Elkana Amitai. C.P.A.

We have served as the Company's auditor since 2024.

Mitzpe Netofa, Israel
December 1, 2025

PCAOB ID 6816

CNBX PHARMACEUTICALS INC.

Audited Consolidated Balance Sheets

	August 31,	August 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$15,111	$26,416
Prepaid expenses and other receivables	3,326	4,967
Total current assets	18,437	31,383

Equipment, net	–	–

Total assets	$18,437	$31,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$49,252	$40,841
Convertible loan	1,197,257	1,295,107
Due to a related party	1,268,221	1,175,415
Total current liabilities	2,514,730	2,511,363

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 1,800,000,000 and 900,000,000 shares authorized on August 31, 2025 and August 31, 2024 respectively. 553,962,206 and 31,111,352 shares issued and outstanding on August 31, 2025 and August 31, 2024 respectively	55,396	3,111
Additional paid-in capital	22,716,687	22,471,309
Accumulated deficit	(25,268,376)	(24,954,400)
Total stockholders' equity (deficit)	(2,496,293)	(2,479,980)

Total liabilities and stockholders' equity	$18,437	$31,383

The accompanying notes are an integral part of the financial statements

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Operations

	For the Year Ended August 31,
	2025	2024

Revenues	$–	$130,074

Operating expenses:
Research and development expense	–	194,788
General and administrative expenses	271,691	518,426

Total operating expenses	271,691	713,214

Loss from operations	(271,691)	(583,139)
Other income
Capital loss	–	88,934
Financial loss, net	42,285	23,124

Net (loss) income	$(313,976)	$(695,198)

Total comprehensive (loss) income	$(313,976)	$(695,198)

Net (loss) per share - basic and diluted:	$(0.00)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	90,649,474	30,247,691

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Cash Flows

	For the year Ended August 31,
	2025	2024
Cash flows from operating activities:
Net (Loss)	$(313,976)	$(695,198)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	–	72,320
Share based payment	–	139,720
Interest on Convertible loan	39,813	16,798
Capital loss (Gain)	–	88,934
Changes in operating assets and liabilities:
Accounts Receivable and prepaid expenses	1,641	89,644
Accounts payable and accrued liabilities	101,217	43,513
Net cash used in operating activities	(171,305)	(244,269)

Cash flows from investing activities:
Sale of equipment	–	114,673
Acquisition of equipment	–	(1,196)
Net cash used in investing activities	–	113,477

Cash flows from financing activities:
Proceeds from issuance of a Convertible loan	160,000	27,512
Net cash provided by financing activities	160,000	27,512

Net increase (decrease) in cash	(11,305)	(103,280

Cash and cash equivalents at beginning of year	26,416	129,696

Cash and cash equivalents at end of the year	$15,111	$26,416

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$297,663	$92,787

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Audited Consolidated Statements of Stockholders' Equity

	Common stock		Additional paid in	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	Deficit	(deficit)
Balance, August 31, 2023	22,611,352	$2,261	$22,239,652	$(24,259,202)	$(2,017,289)

Share based Payment	–	–	139,720	–	139,720

Exercise of a Convertible loan to shares of common stock.	8,500,000	850	91,937	–	92,787

Net loss for the year ended August 31, 2024	–	–	–	(695,198)	(695,198)

Balance, August 31, 2024	31,111,352	$3,111	$22,471,309	$(24,954,400)	$(2,479,980)

Exercise of a Convertible loan to shares of common stock.	522,850,854	52,285	245,378	–	297,663

Net loss for the year ended August 31, 2025	–	–	–	(313,976)	(313,976)

Balance, August 31, 2025	553,962,206	$55,396	$22,716,687	$(25,268,376)	$(2,496,293)

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

As of August 31, 2025

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $313,976 for the year ended August 31, 2025 and has incurred cumulative losses since inception of $25,268,376. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2025 and 2024, cash equivalents consisted of bank accounts held at financial institutions.

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

Fair Value of Financial Instruments

The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1	—	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2	—	Observable inputs that are based on inputs not quoted on active markets but corroborated by market data.

Level 3	—	Unobservable inputs are used when little or no market data are available.

The carrying amounts of cash and cash equivalents, account receivable, trade payable and accrued expenses, other payables and convertible notes approximate their fair value due to the short-term maturity of such instruments

As of August 31, 2025, the company had no level 3 fair values financial instruments assets and liabilities at level 3.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2025.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2025, and 2024.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2025, and 2024, the potentially dilutive shares were anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of August 31, 2025, and 2024.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2025, and for interim periods beginning January 1, 2025, with early adoption permitted.

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

Note 4 – Related Party Transactions

During the year ended August 31, 2025, and August 31, 2024, the Company paid approximately $45,916 and $90,379 as compensation to our CEO and chairman.

During the year ended August 31, 2025 the Company accrued additional $91,743 in salaries, including socials benefits, to our CEO and chairman. compared to $335,913 for the year ended August 31, 2024.

As of August 31, 2025, the Company had a balance outstanding payable to our CEO and chairman: Gabriel Yariv and Eyal Barad in the total of $1,044,575 under related parties compared to $932,771 for the year ended August 31, 2024.

During the year ended August 31, 2025, and August 31, 2024, the Company paid approximately of $34,190 and $33,968 as compensation to our CFO.

During the year ended August 31, 2025 and 2024 the Company have not accrued salaries for directors’ services.

Cannabics Inc. (the parent company) balance as of August 31, 2025, and on August 31, 2024 was $223,645. The advance is due on demand and bears no interest.

During the year ended August 31, 2025, the Company didn't record a non-cash expense as share based payment, to the company chairman and board members, compared to $139,720 for the year ended August 31, 2024.

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

During the year ended August 31, 2025, the company issued 522,850,554 shares as a result of a convertible of a loan at a total of $245,378.

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

In the period of January through March , 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $35,000.00. ($35,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on June 15th 2023

On June 12, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $65,000.00. ($65,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on August 5th 2023

On Sept 24, 2024, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $30,000.00. ($30,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on January 1st 2025.

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

On June 23, 2025, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $30,000 ($30,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on December 31, 2025.

The Institutional Investor agreed to forbear until November 1, 2025 from taking any action against the Company with respect to unpaid amounts owed and to waive certain other defaults under the Note and other rights.

Interest expenses amounted to $39,819 for the year ended August 31, 2025.

Note 6 – Income Taxes

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the Company and its Subsidiary.

Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 21%.

No provision for income tax was made for the period from September 15, 2004 (Inception) to August 31, 2025, as the Company had cumulative operating losses. For the years ended August 31, 2025, and 2024, the Company incurred net losses for tax purposes of $1,903,012 and $1,817,062, respectively. Under U.S. tax laws, subject to certain limitations, carry forward tax losses expire 20 years after the year in which incurred. In the case of the Company, subject to potential limitations in accordance with the relevant law, the net loss carry forward will expire in the years 2032 through 2044.

Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The corporate tax rate applicable is 23%.

As of August 31, 2025, the Subsidiary has an accumulated tax loss carry forward of approximately $13,410,828 (as of August 31, 2024, approximately $13,182,803). Under the Israeli tax laws, carry forward tax losses have no expiration date.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended August 31,
	2025	2024
United States statutory corporate income tax rate	21.0%	21.0%
Change in valuation allowance on deferred tax assets	-21.0%	-21.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	August 31,
	2025	2024
US Deferred income tax assets:
Net operating loss carry forwards benefit	$399,633	$381,583
Valuation allowance	(399,633)	(381,583)
Net deferred income tax assets	$–	$–

Outside US Deferred income tax assets:
Net operating loss carry forwards benefit	$3,137,477	$3,085,031
Valuation allowance	(3,137,477)	(3,085,031)
	$–	$–

	August 31,
	2025	2024
Consolidated Deferred income tax assets:
Net operating loss carry forwards benefit	$3,537,109	$3,466,614
Valuation allowance	(3,537,109)	(3,466,614)
Net deferred income tax assets	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $70,495 by and increased $128,850 for the years ended August 31, 2025, and 2024, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended August 31, 2025 and 2024. At August 31, 2025, the Company has net operating loss carry forwards of approximately $25,268,376 which expire commencing 2044. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through August 31, 2025, but believes the provisions will not limit the availability of losses to offset future income.

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

Note 7 – Capital loss

On February 15, 2024, the company sold her fixed assets in consideration of $114,674, as a result the company recorded a capital loss of $88,934.

Note 8 – General & administrate expenses

	For the year Ended August 31, 2025	For the year Ended August 31, 2024
Salaries and related expenses	$137,660	$348,109
Share based payment to related parties	–	139,720
Legal and professional fees	93,586	55,385
Insurance	–	32,410
Other expenses	40,445	53,572
	$271,691	$518,426

Note 9 – Financial (Income) expenses

	For the year Ended August 31, 2025	For the year Ended August 31, 2024
Interest and bank charges	$370	$293
Interest from convertible loan	39,819	19,318
Currency exchange differences loss (profit)	2,096	3,513
	$42,285	$23,124

Note 10 – Subsequent Events

On September 4, 2025, the company issued 27,615,384 shares as a result of a convertible of a loan at a total of $5,385.

On September 8, 2025, the company issued 29,000,000 shares as a result of a convertible of a loan at a total of $5,655.

On September 9, 2025, the company issued 29,000,000 shares as a result of a convertible of a loan at a total of $5,655.

On September 10, 2025, the company issued 58,000,000 shares as a result of a convertible of a loan at a total of $11,310.

On September 12, 2025, the company issued 55,619,076 shares as a result of a convertible of a loan at a total of $9,037.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and the Chief Financial Officer., of the effectiveness of its disclosure controls and procedures. The Officers assessed, reviewed and determined that the Company’s disclosure controls and procedures were not effective as to this annual filing. Based on that evaluation, The Board accepted and ratified the findings of the management that the Company’s disclosure controls and procedures, as of August 31, 2025, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of August 31, 2025, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were not effective as of that date.

Changes in Internal Control Over Financial Reporting

Since our previous annual report, there were no changes in our internal control over financial reporting during the year ended August 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Insider Trading

We do not currently maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

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

Item 11. Executive Compensation

We did not record any consulting expenses fees to our Directors. For the current year ending August 31, 2025, our Officers received a yearly salary of $124,937.

Summary Compensation Table

Executive Officer Compensation Schedules – See Section D of Main Questionnaire

Schedule D.I

Summary Compensation Table in For Fiscal 2025

Name	Salary ($)	Consulting fees ($)	Bonus ($)	Stock awards	Option awards	Cars Expenses	Nonqualified deferred compensation earnings ($)	Nonqualified deferred compensation earnings ($)	Total ($)
Eyal Barad	45,916	–	–	–	–	–	–	–	45,916
Gabriel Yariv	–	–	–	–	–	–	–	–	–
Uri Ben-Or	–	34,190	–	–	–	–	–	–	34,190
	45,916	34,190	–	–	–	–	–	–	80,106

The following table sets forth, as of August 31, 2025, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Cannabics Inc. *	724,499	0.13%

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

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Elkana Amitai for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2025, were $20,500.

All Other Fees

For the fiscal years ended August 31, 2025, and 2024, the Company did not pay any other fees.

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

Date: December 1st, 2025	By:	/s/ Eyal Barad
Eyal Barad, Director Chief Executive Officer

/s/ Uri Ben Or
Uri Ben Or , Chief Financial Officer Principal Accounting Officer

