Form 10-Q
period 2025-11-30
CNBX Pharmaceuticals Inc.
filed 2026-01-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

As of January 12, 2026, the registrant had 870,768,095 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX Pharmaceuticals Inc.,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary, G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

NOVEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2025	2025
	Unaudited	Audited

ASSETS
Current assets:
Cash and cash equivalents	$7,703	$15,111
Prepaid expenses and other receivables	3,459	3,326
Total current assets	11,162	18,437

Equipment, net	–	–

Total assets	$11,162	$18,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$45,631	$49,252
Convertible loan	1,206,512	1,197,257
Short Term Loan	40,000	–
Due to a related party	1,291,990	1,268,221
Total current liabilities	2,584,133	2,514,730

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 1,800,000,000 shares authorized on November 30, 2025 and August 31, 2025 respectively. 753,196,666 and 553,962,206 shares issued and outstanding on November 30, 2025 and August 31, 2025 respectively	75,319	55,396
Additional paid-in capital	22,733,805	22,716,687
Accumulated deficit	(25,382,095)	(25,268,376)
Total stockholders' equity (deficit)	(2,572,971)	(2,496,293)

Total liabilities and stockholders' equity	$11,162	$18,437

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2025	2024
	Unaudited

Revenues	$–	$–

Operating expenses:
General and administrative expenses	64,002	36,837

Total operating expenses	64,002	36,837

Loss from operations	(64,002)	(36,837)

Other (Loss) Income
Financial (Loss) Income	(49,717)	2,485

Net loss	(113,719)	(34,352)

Loss from available for sale assets	–	–
Total comprehensive loss	$(113,719)	$(34,352)

Net loss per share - basic and diluted:	$(0.00)	$(0.001)
Weighted average number of shares outstanding - Basic and Diluted	732,857,211	31,111,352

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2025	553,962,206	$55,396	$22,716,687	$–	$–	$(25,268,376)	$(2,496,293)

Exercise of a Convertible loan to shares of common stock	199,234,460	19,923	17,118	–	–	–	37,041

Net loss	–	–	–	–	–	(113,719)	(113,719)

Balance, November 30, 2025	753,196,666	$75,319	$22,733,805	$–	$–	$(25,382,095)	$(2,572,971)

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2024	31,111,352	$3,111	$22,471,309	$–	$–	$(24,954,400)	$(2,479,980)

Net loss	–	–	–	–	–	(34,352)	(34,352)

Balance, November 30, 2024	31,111,352	$3,111	$22,471,309	$–	$–	$(24,988,752)	$(2,514,332)

The accompanying notes are an integral part of the financial statements.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2025	2024
	Unaudited

Cash flows from operating activities:
Net Loss	$(113,719)	$(34,352)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	–	–
Interest on loans	46,296	3,122
Share based payment	–	–
Changes in operating assets and liabilities:
Decrease (increase) Accounts Receivable and prepaid expenses	(133)	–
Increase (decrease) Accounts payable and accrued liabilities	20,148	(7,847)
Net cash used in operating activities	(47,408)	(39,077)

Cash flows from investing activities:
Acquisition of equipment	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from the issuance of a Short term loan	40,000	–
Proceeds from the issuance of a Convertible loan	–	30,000
Net cash provided by financing activities	40,000	30,000

Net increase (Decrease) in cash	(7,408)	(9,077)
Cash and cash equivalents at beginning of the Period	15,111	26,416
Cash and cash equivalents at end of the Period	$7,703	$17,339

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock	$37,041	$–

See accompanying notes to consolidated financial statements.

CNBX PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Nature of Business, Presentation and Going Concern

Organization

CNBX Pharmaceuticals Inc. (the “Company”), was incorporated in the State of Nevada, on September 15, 2004, under the name of Thrust Energy Corp.The Company was originally engaged in the exploration, exploitation, development and production of oil and gas projects within North America, but was unable to operate profitably.

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

These unaudited financial statements should be read in conjunction with our August 31, 2025 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $113,719 for the three months ended November 30, 2025; and has incurred cumulative losses since inception of $25,382,095. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Research and Development Costs

The  Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. There were no Research and development costs charged to expense for the three months ended November 30, 2025 and 2024.

Note 2 – Related Party Transactions

During the three months ended November 30, 2025, the Company paid $11,725 in salaries expenses, including social benefits as compensation to our CEO and director, compared to $9,152 for the three months ended November 30, 2024.

In addition, During the three months ended November 30, 2025 the Company accrued $21,643 in salaries, including socials benefits, to our CEO and chairman. compared to $0 for the three months ended November 30, 2024.

During the three months ended November 30, 2025, the Company paid $18,925 in bookkeeping expenses as compensation to our CFO, including accrued expenses, compared to $8,215 for the three months ended November 30, 2024.

As of November 30, 2025, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $1,045,115.

As of November 30, 2025, the Company had a balance outstanding payable to CFO in the total of $4,230.

During the three months ended November 30, 2025 and 2024, the Company has not recorded a non-cash expense in share-based payment, to the company chairman, board members and advisor.

The Company had a balance outstanding on November 30, 2025 and on November 30, 2024 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

Note 3 – Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 1,800,000,000 shares of common stock par value $0.0001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. The Company’s initial Articles authorized 5,000,000 preferred shares at 0.0001 par value, no other attributes have been assigned and no such shares have ever been issued.

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

During the period ended November 30, 2025, the company issued 199,234,460 shares as a result of a convertible of a loan and interestat a total of $37,041.

Note 4 – Private Placement of Notes and Warrant

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

In the period of January through March, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $35,000.00. ($35,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on June 15th 2023.

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

During the period ended in November 30, 2025 the Company issued an aggregate of 199,234,460 shares in connection with the conversion of loans and interest in total amount of $37,041.

On December 30, 2025, we entered into a forbearance agreement with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through February 1st, 2026, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

Interest expenses amounted to $46,296 for the year ended November 30, 2025.

Note 5 – Subsequent Events

On December 31, 2025 the Company issued an aggregate of 28,571,429 shares in connection with the conversion of loans in a total amount of $8,000.

On January 2, 2026 the Company issued an aggregate of 29,000,000 shares in connection with the conversion of loans in a total amount of $8,120.

On January 5, 2026 the Company issued an aggregate of 60,000,000 shares in connection with the conversion of loans in a total amount of $16,800.

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

Results of Operations

For the Three Months Ended November 30, 2025 and 2024

Operating Expenses

For the three months ended November 30, 2025, our total operating expenses were $64,002 compared to $36,837 for the three months ended November 30, 2024, resulting in an increase of $27,167. The increase is attributable to an increase of $27,167 in general administration expenses, mostly due to the salary expenses of $24,259.

We incurred a financial Loss of $49,717 for the three months ended November 30, 2025, compared to financial income of $2,485 for the three months ended November 30, 2024. The increase in financial loss was mainly attributable to interest on converted loans.

Net loss

Net loss was $113,719 compared to $34,352 for the three months ended November 30, 2025 and November 30, 2024, The increase is due to the reasons mentioned above.

Liquidity and Capital Resources

Overview

As of November 30, 2025, we had $7,703 in cash compared to $17,339 on November 30, 2024. We expect to incur a minimum of $150,000 in   expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Three Months Ended November 30, 2025 compared to the Three Months Ended November 30, 2024

We used cash in operations of $47,408 for the three months ended November 30, 2025, compared to cash used in operations of $39,077 for the three months ended November 30, 2024. The negative cash flow from operating activities for the three months ended November 30, 2025, is primarily attributable to the Company's net loss of $113,719 offset by convertible loan valuation in a total of $46,296, an increase in accounts payables and accrued liabilities of $20,148 and a decrease in Accounts Receivable and prepaid expenses of $133.

We had no cash flow from investing activities during the three months ended November 30, 2025, and 2024,

We had cash flow from financing activities of 40,000 Short term loan during the three months ended November 30, 2025, compared to $30,000 convertible loan for the three months ended November 30, 2024

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders, issue equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended August 31, 2025, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities.

None.

Item 5. Other Information.

During the quarter ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

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

CNBX Pharmaceuticals Inc.

Date: January 14, 2026	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2026	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

