Form 10-Q
period 2026-02-28
CNBX Pharmaceuticals Inc.
filed 2026-04-14
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of April 14, 2026, the registrant had 1,225,768,095 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

FEBRUARY 28, 2026

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2025 (filed on November 29th, 2025) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	February 28,	August 31,
	2026	2025
ASSETS

Current assets:
Cash and cash equivalents	$12,154	$15,111
Prepaid expenses and other receivables	2,745	3,326
Total current assets	14,899	18,437

Equipment, net	–	–

Total assets	$14,899	$18,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$43,530	$49,252
Convertible loan	1,090,370	1,197,257
Short term Loan	75,000	–
Due to a related party	1,339,547	1,268,221
Total current liabilities	2,548,447	2,514,730

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 1,800,000,000 shares authorized, 1,125,768,095 and 553,962,206 shares issued and outstanding at February 28, 2026 and August 31, 2025, respectively	112,577	55,396
Additional paid-in capital	22,780,068	22,716,687
Issuance of warrants	–	–
Other comprehensive loss	–	–
Accumulated deficit	(25,426,193)	(25,268,376)
Total stockholders' equity (deficit)	(2,533,548)	(2,496,293)

Total liabilities and stockholders' equity	$14,899	$18,437

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025

Revenues
Services	$–	$–	$–	$–
Cost of services	–	–	–	–
Gross Profit	–	–	–	–

Operating expenses:
Research and development expense	–	–	–	–
General and administrative expenses	72,963	64,743	136,965	101,580

Total operating expenses	72,963	64,743	136,965	101,580

Loss from operations	(72,963)	(64,743)	(136,965)	(101,580)

Other income (loss)
Capital loss	–	–	–	–
Financial income (Loss), net	28,865	(5,045)	(20,852)	(2,560)

Net (loss)	(44,098)	(69,788)	(157,817)	(104,140)

Profit (loss) from available for sale assets	–	–	–	–
Total comprehensive income (loss)	$(44,098)	$(69,788)	$(157,817)	$(104,140)

Net loss per share - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	931,015,714	32,096,769	831,389,063	31,764,667

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the six months ended February 28, 2026

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2025	553,962,206	$55,396	$22,716,687	$–	$–	$(25,268,376)	$(2,496,293)

Exercise of a Convertible loan to shares of common stock	571,805,889	57,181	63,381	–	–	–	120,562

Net loss	–	–	–	–	–	(157,817)	(157,817)

Balance, February 28, 2026	1,125,768,095	$112,577	$22,780,068	$–	$–	$(25,426,193)	$(2,533,548)

For the three months ended February 28, 2026

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, November 30, 2025	753,196,666	$75,319	$22,733,805	$–	$–	$(25,382,095)	$(2,572,971)

Share based payment	–	–	–	–	–	–	–

Exercise of CLA to shares	372,571,429	37,258	46,263	–	–	–	83,521

Other comprehensive loss	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	(44,098)	(44,098)

Balance, February 28, 2026	1,125,768,095	$112,577	$22,780,068	$–	$–	$(25,426,193)	$(2,533,548)

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

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28,	February 28,
	2026	2025
Cash flows from operating activities:
Net (Loss)	$(157,817)	$(104,140)
Adjustments required to reconcile net loss to net cash used in operating activities:
Interest on convertible loans converted to shares	13,675	7,313
Changes in operating assets and liabilities:
Accounts Receivable and pre-paid expenses	581	(16)
Accounts payable and accrued liabilities	65,604	6,102
Net cash used in operating activities	(77,957)	(90,741)

Cash flows from financing activities:
Proceeds from the issuance of a Short term loan	75,000	110,000
Net cash provided by financing activities	75,000	110,000

Effect of exchange rate changes on cash, cash equivalents	–	–

Net increase (Decrease) in cash	(2,957)	19,259)
Cash and cash equivalents at beginning of the Period	15,111	26,416
Cash and cash equivalents at end of the Period	$12,154	$45,675

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$120,562	$13,640

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

These unaudited financial statements should be read in conjunction with our August 31, 2025 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29th, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $157,817 for the six months ended February 28, 2026, it has incurred cumulative losses since inception of $25,426,193. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. There were no Research and development costs charged to expense for the six months ended February 28, 2026 and February 28, 2025.

Note 2 – Related Party Transactions

As of February 28, 2026, the Company had One employee, our Director Eyal Barad. All employees reside in Israel.

During the six months ending February 28, 2026, the Company paid $18,843 in salaries, including socials benefits as compensation to our CEO and director compared to $28,258 to two directors for the six months ending February 28, 2025.

In addition, During the six months ended February 28, 2026 the Company accrued $68,373 in salaries, including socials benefits, to our CEO and chairman. compared to $0 for the six months ended February 28, 2025.

As of February 28, 2026, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $1,094,811.

During the six months ending February 28, 2026, the Company paid $21,238 as compensation to our CFO compared to $25,857 for the six months ending February 28, 2025.

As of February 28, 2026, the Company had a balance outstanding payable to CFO in the total of $2,091.

During the six months ended February 28, 2026 and 2025, the Company has not recorded a non-cash expense in share-based payment, to the company chairman, board members and advisor.

The Company had a balance outstanding on February 28, 2026 and at February 28, 2025 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

During the period ended February 28, 2026, the company issued 571,805,889 shares as a result of a convertible of a loan and interest at a total of $120,562.

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

On June 12, 2023, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $65,000.00. ($65,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on August  5th, 2023.

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

On June 23, 2025, the Company entered into a Securities Purchase Agreement providing for the issuance of the Convertible Promissory Note in the principal amount of $30,000 ($30,000 net of issuance expenses). The Convertible Promissory Note carry interest of 5% and due on December 31, 2025

The Institutional Investor agreed to forbear until June 1, 2026 from taking any action against the Company with respect to unpaid amounts owed and to waive certain other defaults under the Note and other rights.

During the period ended in February 28, 2025 the Company issued an aggregate of 571,805,889 shares in connection with the conversion of loans and interest in total amount of $120,562.

On December 30, 2025, we entered into a forbearance agreement with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through June 1st, 2026, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

Interest expenses amounted to $13,675 for the six months ended February 28th, 2026.

Note 6 – Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

Note 7 – Subsequent events

On March 17, 2026 the Company issued an aggregate of 100,000,000 shares in connection with the conversion of loans in a total amount of $8,000.

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

Results of Operations

For the Three Months Ended February 28, 2026 and February 28, 2025

Operating Expenses

For the three months ended February 28, 2026, our total operating expenses were $72,963 compared to $64,743 for the three months ended February 28, 2025, resulting in a increase of $8,220. The increase is attributable to an increase of $8,220 in general administration expenses, mostly due to the salary expenses of $55,519.

We incurred a financial income of $28,865 for the three months ended February 28, 2026, compared to financial loss of $5,045 for the three months ended February 28, 2025. The increase in financial expenses was mainly attributable to a financial income due to a realization of the Company’s convertible loans.

Net Loss

Net loss for the three months ended February 28, 2026 was $44,098 compared to net loss $69,788 for the three months ended February 28, 2025, for the reasons explained above.

For the Six Months Ended February 28, 2026 and February 28, 2025

Operating Expenses

For the six months ended February 28, 2026, our total operating expenses were $136,965 compared to $101,743 for the six months ended February 28, 2025, resulting in a increase of $35,385. The increase is attributable to an increase of $35,385 in general administration expenses, mostly due to the salary expenses of $88,929.

We incurred a financial loss of $20,852 for the six months ended February 28, 2026, compared to $2,560 for the six months ended February 28, 2025. The increase in financial expenses was mainly attributable to the interest of the Company’s convertible loans.

Net Loss

Net loss for the six months ended February 28, 2026 was $157,817 compared to net loss $104,140 for the six months ended February 28, 2025, for the reasons explained above.

Liquidity and Capital Resources

Overview

As of February 28, 2026, we had $12,154 in cash compared to $15,111 on August 31, 2025. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Six Months Ended February 28, 2026 compared to the Six Months Ended February 28, 2025

We used cash in operations of $77,957 for the six months ended February 28, 2026 compared to cash used in operations of $90,741 for the six months ended February 28, 2025. The negative cash flow from operating activities for the six months ended February 28, 2026 is primarily attributable to the Company's net loss from operations of $157,817, offset by convertible loan interest converted to shares in a total of $13,675, an increase in accounts payables and accrued liabilities of $65,604 and a decrease in Accounts Receivable and pre-paid expenses of $581.

We had no cash flow from investing activities during the three months ended February 28, 2025, and 2024.

We earned cash in financing activities of $75,000 for the six months ended February 28, 2026 compared to $110,000 for the six months ended February 28, 2025. The cash is from short term loan proceeds for the six months ended February 28, 2026 and cash is from convertible loan proceeds for the six months ended February 28, 2025.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended August 31, 2025, included in our Annual Report on Form 10-K as filed on December 1st, 2025, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the full Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of February 28th, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ending February 28th, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities.

None.

Item 5. Other Information.

During the quarter ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CNBX Pharmaceuticals Inc.

Date: April 14, 2026	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2026	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

