Form 10-Q
period 2026-05-31
CNBX Pharmaceuticals Inc.
filed 2026-06-24
CIK 1343009

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of June 17, 2026, the registrant had 1,605,768,095 shares of its Common Stock, $0.0001 par value, outstanding.

When used in this quarterly report, the terms “CNBX,” “the Company,” “we,” “our,” and “us” refer to CNBX Pharmaceuticals Inc. and its wholly-owned subsidiary G.R.I.N Ultra Ltd.

CNBX PHARMACEUTICALS INC.

FORM 10-Q

MAY 31, 2026

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2025 (filed on December 1st, 2025) entitled “Risk Factors” as well as in our other public filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNBX PHARMACEUTICALS INC.

Consolidated Balance Sheets

	May 31,	August 31,
	2026	2025
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$9,487	$15,111
Prepaid expenses and other receivables	3,308	3,326
Total current assets	12,795	18,437

Equipment, net	–	–

Total assets	$12,795	$18,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$45,228	$49,252
Convertible loan	1,047,204	1,197,257
Short term Loan	120,000	–
Due to a related party	1,460,077	1,268,221
Total current liabilities	2,672,509	2,514,730

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 1,800,000,000 shares authorized, 1,475,768,095 and 553,962,206 shares issued and outstanding at May 31, 2026 and August 31, 2025, respectively	147,576	55,396
Additional paid-in capital	22,773,068	22,716,687
Issuance of warrants	–	–
Other comprehensive loss	–	–
Accumulated deficit	(25,580,358)	(25,268,376)
Total stockholders' equity (deficit)	(2,659,714)	(2,496,293)

Total liabilities and stockholders' equity	$12,795	$18,437

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025

Revenues
Services	$–	$–	$–	$–
Cost of services	–	–	–	–
Gross Profit	–	–	–	–

Operating expenses:
General and administrative expenses	162,763	40,380	299,728	141,960

Total operating expenses	162,763	40,380	299,728	141,960

Loss from operations	(162,763)	(40,380)	(299,728)	(141,960)

Other income (loss)
Financial income (Loss), net	8,598	(19,347)	(12,254)	(21,907)

Net (loss)	(154,165)	(59,727)	(311,982)	(163,867)

Total comprehensive income (loss)	$(154,165)	$(59,727)	$(311,982)	$(163,867)

Net loss per share - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	1,318,594,182	42,597,394	995,575,403	35,475,271

See accompanying notes to consolidated financial statements.

* On May 12, 2022, the Company effected a reverse-split of its common stock on a 1:120 basis.

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the nine months ended May 31, 2026

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, August 31, 2025	553,962,206	$55,396	$22,716,687	$–	$–	$(25,268,376)	$(2,496,293)

Exercise of a Convertible loan to shares of common stock	921,805,889	92,180	56,381	–	–	–	148,561

Net loss	–	–	–	–	–	(311,982)	(311,982)

Balance, May 31, 2026	1,475,768,095	$147,576	$22,773,068	$–	$–	$(25,580,358)	$(2,659,714)

For the three months ended May 31, 2026

	Common Stock		Additional Paid In		Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Warrants	Gain	Deficit	(Deficit)

Balance, February 28, 2026	1,125,768,095	$112,577	$22,780,068	$–	$–	$(25,426,193)	$(2,533,548)

Exercise of a Convertible loan to shares of common stock	350,000,000	34,999	(7,000)	–	–	–	27,999

Net loss	–	–	–	–	–	(154,165)	(154,165)

Balance, May 31, 2026	1,475,768,095	$147,576	$22,773,068	$–	$–	$(25,580,358)	$(2,659,714)

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Stockholder’s Equity

(Unaudited)

For the nine months ended May 31, 2025

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

For the three months ended May 31, 2025

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

CNBX PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2026	2025
Cash flows from operating activities:
Net (Loss)	$(311,982)	$(163,867)
Adjustments required to reconcile net loss to net cash used in operating activities:
Interest on loans	(1,492)	21,479
Changes in operating assets and liabilities:
Accounts Receivable and pre-paid expenses	18	–
Accounts payable and accrued liabilities	187,832	(372)
Net cash used in operating activities	(125,624)	(142,760)

Cash flows from financing activities:
Short term loan	120,000	–
Convertible loan	–	129,992
Net cash provided by financing activities	120,000	129,992

Net increase (Decrease) in cash	(5,624)	(12,768)
Cash and cash equivalents at beginning of the Period	15,111	26,416
Cash and cash equivalents at end of the Period	$9,487	$13,648

Significant non-cash transactions:
Exercise of a Convertible loan to shares of common stock.	$148,561	$106,442

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

These unaudited financial statements should be read in conjunction with our August 31, 2025 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 1st, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and GRIN. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $311,982 for the nine months ended May 31, 2026, it has incurred cumulative losses since inception of $25,580,358. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Research and Development Costs

The Company accounts for research and development costs in accordance with Accounting Standards Codification 730 “Research and Development” (“ASC 730”). ASC 730 requires that research and development costs be charged to expense when incurred. There were no Research and development costs charged to expense for the nine months ended May 31, 2026 and May 31, 2025.

Note 2 – Related Party Transactions

As of May 31, 2026, the Company had one employee, our Director Eyal Barad. All employees reside in Israel.

During the nine months ending May 31, 2026, the Company paid $33,487 in salaries, including social benefits as compensation to our CEO and director compared to $37,087 to two directors for the nine months ending May 31, 2025.

In addition, during the nine months ended May 31, 2026 the Company accrued $189,286 in salaries, including socials benefits, to our CEO and chairman, compared to $0 for the nine months ended May 31, 2025.

As of May 31, 2026, the Company had a balance outstanding payable to two directors: Gabriel Yariv and Eyal Barad in the total of $1,213,166.

During the nine months ending May 31, 2026, the Company paid $35,575 as compensation to our CFO compared to $28,036 for the nine months ending May 31, 2025.

As of May 31, 2026, the Company had a balance outstanding payable to CFO in the total of $2,341.

During the nine months ended May 31, 2026 and 2025, the Company has not recorded a non-cash expense in share-based payment, to the company chairman, board members and advisor.

The Company had a balance outstanding on May 31, 2026 and at May 31, 2025 of $223,645 payable to Cannabics, Inc. The advance is due on demand and bears no interest.

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

During the period ended May 31, 2026, the company issued 921,805,889 shares as a result of conversion of a loan and interest at a total of $148,561.

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

The Institutional Investor agreed to forbear until September 30, 2026 from taking any action against the Company with respect to unpaid amounts owed and to waive certain other defaults under the Note and other rights.

During the period ended May 31, 2026 the Company issued an aggregate of 921,805,889 shares in connection with the conversion of loans and interest in total amount of $148,561.

On December 30, 2025, we entered into a forbearance agreement with the institutional investor relating to that certain Senior Secured Note. Pursuant to the forbearance agreement, the investor, through September 30, 2026, agreed to forbear from exercising any rights and remedies against the Company related to the outstanding payments and to waive certain other defaults under the Senior Secured Note and related rights pursuant to the registration rights agreement entered into in December 2020 between the Company and the investor.

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

Note 7 – Subsequent events

On June 16, 2026 the Company issued an aggregate of 130,000,000 shares in connection with the conversion of loans in a total amount of $15,600.

On June 4, 2026, the Company entered into a Securities Purchase Agreement providing for the issuance of the Non-Convertible Promissory Note in the principal amount of $50,000 ($50,000 net of issuance expenses). The Non-Convertible Promissory Note carry interest of 5% and due on October 1, 2026. All payments under this Note include a 20% premium.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC and has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We are a pre-clinical-stage, platform technology biopharmaceutical company which has developed proprietary innovative medicines in areas of significant unmet medical needs in oncology, with a current focus on colorectal cancer ("CRC"). Our drug candidate under development for colon cancer is RCC-33, a first-in-class therapy being developed primarily in two settings: one to reduce tumor cell activity in colon cancer patients as a standalone in neoadjuvant treatment or "window of opportunity" at the time after colonoscopy, prior to cancer staging; and another for patients with refractory to therapy and adjuvant to surgery also at the time after colonoscopy. The Company hopes to start first in human Phase I/II clinical trials in 2027. Neoadjuvant treatment is the administration of a therapy before the surgical treatment to improve patient outcome, and our business strategy is to advance our programs through clinical studies including with partners, and to opportunistically add programs in areas of high unmet medical needs through acquisition, collaboration, or internal development.

Results of Operations

For the Three Months Ended May 31, 2026 and May 31, 2025

Operating Expenses

For the three months ended May 31, 2026, our total operating expenses were $162,763 compared to $40,380 for the three months ended May 31, 2025, resulting in an increase of $122,383. The increase is attributable to an increase in general and administrative expenses.

We incurred a financial income of $8,598 for the three months ended May 31, 2026, compared to financial loss of $19,347 for the three months ended May 31, 2025. The improvement in financial income was mainly attributable to the interest of the Company’s convertible loans.

Net Loss

Net loss for the three months ended May 31, 2026 was $154,165 compared to net loss $59,727 for the three months ended May 31, 2025, for the reasons explained above.

For the Nine Months Ended May 31, 2026 and May 31, 2025

Operating Expenses

For the nine months ended May 31, 2026, our total operating expenses were $299,728 compared to $141,960 for the nine months ended May 31, 2025, resulting in an increase of $157,768. The increase is attributable to an increase in general and administrative expenses.

We incurred a financial loss of $12,254 for the nine months ended May 31, 2026, compared to $21,907 for the nine months ended May 31, 2025. The decrease in financial expenses was mainly attributable to the interest of the Company’s convertible loans.

Net Loss

Net loss for the nine months ended May 31, 2026 was $311,982 compared to net loss $163,867 for the nine months ended May 31, 2025, for the reasons explained above.

Liquidity and Capital Resources

Overview

As of May 31, 2026, we had $9,487 in cash compared to $15,111 on August 31, 2025. We expect to incur a minimum of $1,000,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses, and fees payable to outside medical centers for clinical studies.

Liquidity and Capital Resources during the Nine Months Ended May 31, 2026 compared to the Nine Months Ended May 31, 2025

We used cash in operations of $125,624 for the nine months ended May 31, 2026 compared to cash used in operations of $142,760 for the nine months ended May 31, 2025. The negative cash flow from operating activities for the nine months ended May 31, 2026 is primarily attributable to the Company’s net loss from operations of $311,982, offset by an increase in accounts payables and accrued liabilities of $187,832 and a decrease in Accounts Receivable and pre-paid expenses of $18.

We had no cash flow from investing activities during the nine months ended May 31, 2026 and May 31, 2025.

We earned cash in financing activities of $120,000 for the nine months ended May 31, 2026 compared to $129,992 for the nine months ended May 31, 2025. The cash is from short term loan proceeds for the nine months ended May 31, 2026 and convertible loan proceeds for the nine months ended May 31, 2025.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and the full Audit Committee, of the effectiveness of its disclosure controls and procedures. The Audit Committee assessed, reviewed and determined that the Company’s disclosure controls and procedures were effective as to this quarterly filing. Based on that evaluation, The Board accepted and ratified the findings of the Audit Committee that the Company’s disclosure controls and procedures, as of May 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ending May 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities.

None.

Item 5. Other Information.

During the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________________

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNBX Pharmaceuticals Inc.

Date: June 24, 2026	By:	/s/ Eyal Barad
Eyal Barad
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 24, 2026	By:	/s/ Uri Ben Or
Uri Ben Or
	Title:	Chief Financial Officer (Principal Financial Officer)

